Form 10-Q
period 2009-02-28
Mayetok Inc.
filed 2009-05-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 333-157515


                                  MAYETOK INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               98-0579157
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

       10900 N.E. 4th Street, Suite 2300, Bellevue, Washington, USA, 98004
                    (Address of principal executive offices)

                                 (425) 698-2030
                          (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,000 common shares as of May 15, 2009

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis or Plan of Operation            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           22

Item 4. Controls and Procedures                                              22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3. Defaults Upon Senior Securities                                      25

Item 4. Submission of Matters to a Vote of Security Holders                  25

Item 5. Other Information                                                    25

Item 6. Exhibits                                                             26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

                                  MAYETOK INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             AS OF FEBRUARY 28, 2009

                                                                     February 28,       November 30,
                                                                        2009               2008
                                                                      --------           --------
                                                                     (unaudited)        (audited)
ASSETS

Current assets
  Cash and bank accounts                                              $ 23,284           $ 41,576
  Prepaid expenses                                                      15,000                 --
                                                                      --------           --------

Total assets                                                          $ 38,284           $ 41,576
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $  3,615           $  5,115
  Due to Stockholder                                                       100                100
                                                                      --------           --------

Total liabilities                                                        3,715              5,215
                                                                      --------           --------
Stockholders' equity
  Authorized 100,000,000 Common shares with a par value
   of $0.001 per share 20,000,000 Preferred shares with
   a par value of $0.001 per share
   Issued and outstanding - 2,200,000 Common Shares (Note 4)             2,200              2,200
  Additional paid-in capital                                            47,800             47,800
  Deficit accumulated during the development stage                     (15,431)           (13,639)
                                                                      --------           --------

Total stockholders' equity                                              34,569             36,361
                                                                      --------           --------

Total liabilities and stockholders' equity                            $ 38,284           $ 41,576
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2009


                                                             Three Months        April 29, 2008
                                                                Ended            (Inception) To
                                                              February 28,         February 28,
                                                                 2009                 2009
                                                              ----------           ----------
REVENUE                                                       $       --           $       --
                                                              ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                             1,500               13,430
  Miscellaneous fees                                                 292                  614
  Incorporation costs                                                 --                1,387
                                                              ----------           ----------

Loss before income taxes                                          (1,792)             (15,431)

Provision for income taxes                                            --                   --
                                                              ----------           ----------

Net loss                                                      $   (1,792)          $  (15,431)
                                                              ==========           ==========

Basic and Diluted loss per share (1)                                  (1)
                                                              ==========

Weighted Average Number of Common Shares Outstanding           2,200,000
                                                              ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF FEBRUARY 28, 2009

                                                                                     Deficit
                                                                                   Accumulated
                                                Common Stock         Additional     During the        Total
                                            --------------------      Paid in      Development     Stockholders'
                                            Shares        Amount      Capital         Stage          Equity
                                            ------        ------      -------         -----          ------
Inception, April 29, 2008                        --      $    --      $     --      $      --       $     --

Shares issued to founder on June 30
 2008 @ $0.01 per share                   1,500,000        1,500        13,500             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                          700,000          700        34,300             --         35,000

Net loss for the period                          --           --            --        (13,639)       (13,639)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2008                2,200,000        2,200        47,800        (13,639)        36,361

Net loss for the quarter                         --           --            --         (1,792)        (1,792)
                                          ---------      -------      --------      ---------       --------

Balance, February 28, 2009                2,200,000      $ 2,200      $ 47,800      $ (15,431)      $ 34,569
                                          =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2009


                                                           Three Months       April 29, 2008
                                                              Ended           (Inception) To
                                                            February 28,       February 28,
                                                               2009               2009
                                                             --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $ (1,792)          $(15,431)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     (Increase) Decrease in prepaid expenses                  (15,000)           (15,000)
     Increase (Decrease) in accrued liabilities                (1,500)             3,615
     Increase (Decrease) in due to stockholder                     --                100
                                                             --------           --------
Net cash used in operating activities                         (18,292)           (26,716)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities                              --                 --
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             50,000
                                                             --------           --------
Cash from financing activities                                     --             50,000
                                                             --------           --------

Change in cash during the period                              (18,292)            23,284

Cash, beginning of the period                                  41,576                 --
                                                             --------           --------

Cash, end of the period                                      $ 23,284           $ 23,284
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 1 - NATURE OF OPERATIONS

Mayetok Inc. ("the Company"), incorporated in the state of Nevada on April 29, 2008, is a private company engaged in the marketing of Ukrainian vacation properties in the southern region of the country such as the Crimea. We plan to offer properties both for sale and for rental contracts to visitors and investors from around the world.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments necessary in order to make the financial statements no misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2008 as reported in Form S-1, have been omitted.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed. See
Note 3 below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

The company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the period ended November 30, 2008, the company issued 2,200,000 common shares for total proceeds of $50,000.

As at February 28, 2009, the company has no warrants or options outstanding.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 5 - INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,395, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $15,431.

NOTE 6 - RELATED PARTY TRANSACTION

As at February 28, 2009, there is a balance owing to a stockholder of the Company in the amount of $100.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $15,431 as of February 28, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

STATEMENT  NO.  150  -  ACCOUNTING  FOR  CERTAIN   FINANCIAL   INSTRUMENTS  WITH
CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

STATEMENT NO. 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67)

This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS.

This Statement also amends FASB Statement No. 67, Accounting FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS NO. 155 ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

SFAS NO. 156 ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

SFAS NO. 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB
STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FAS NO. 160 NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS NO. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS NO. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN NO. 48

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We were incorporated in the state of Nevada on April 29, 2008. Our offices are currently located at 10900 N.E. 4th Street, Suite 2300, Bellevue, Washington 98004. Our telephone number is (425) 698-2030. Our website, www.mayetokinc.com, is currently under construction and the information that is or will be contained on our website does not form a part of the registration statement of which this prospectus is a part.

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to November 30, 2008, we have incurred accumulated net losses of $13,639. As of November 30, 2008, we had total assets of $41,576 and total liabilities of $5,215. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

We intend to be marketers of Ukrainian vacation properties which will be for sale or rent, through a website that we are currently developing. We intend initially to market vacation properties which are located in the city of Odessa, Ukraine's fourth largest city, which is situated on the Black Sea. We plan to expand our listings database to include properties in other areas of Eastern Europe. Our long-term objective is to establish our company as the leading online service for purchasers or renters of vacation real estate properties in Eastern Europe.

We plan to develop a network of licensed realtors and independent property assessment firms quickly to grow our market coverage.

We will primarily derive revenue from commissions earned from the sale or rental of vacation properties listed on our website. Once our website is operational and has gained a critical mass in terms of viewers and users, we intend to sell advertisement space on the website itself.

PLAN OF OPERATION

We believe that our current funding will allow us to complete development of our website, implement our marketing plan and remain in business for 12 months. If we are unable to generate revenues within 12 months of the effectiveness of the registration statement of which this prospectus forms a part for any reason, or if we are unable to make a reasonable profit within 12 months of the effectiveness of the registration statement, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional funding. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.
Our current business objectives are:

     *    to complete development of our website;

     *    to create interest in our website; and

     * to establish our company as the leading online service for purchasers or renters of vacation real estate properties in Eastern Europe.

Our goals over the next 12 months are to:

     * complete development of our website and launch it publicly by end of 2009;

     * drive traffic to our website through marketing efforts utilizing using Google AdWords and other techniques; and

     *    generate revenue during 2010.

Since  our  inception  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have not spent any money on development of our website since our inception, as our website has been developed by our executive officers at no cost to us.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO FEBRUARY 28, 2009

We did not earn any revenues from inception through the period ending February 28, 2009. We incurred net operating expenses in the amount of $1,792 for the three months ended February 28, 2009 and $15,431 for the period from our inception on April 29, 2008 to February 28, 2009. Our operating expenses incurred for the three months ended February 28, 2009 included $1,500 for accounting and legal fees, $292 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to February 28, 2009 included $13,430 for accounting and legal fees, $614 in miscellaneous fees and $1,387 in incorporation costs. Thus, our net loss was $1,792 for the three months ended February 28, 2009 and $15,431 for the period from our inception on April 29, 2008 to February 28, 2009. Our operating expenses and net losses incurred for the three months ended February 28, 2008 were $1,792. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we had current assets in the amount of $38,284, consisting of cash and prepaid expenses. Our current liabilities as of February 28, 2009 were $3,715. Thus our working capital on February 28, 2009 was $34,569.

Our cash used in operating activities was $18,292 for the three months ended February 28, 2009 and $26,716 for the period from inception on July 17, 2007 to February 28, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of February 28, 2009, there were no off balance sheet arrangements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, we have no established source of revenue. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $15,431 as of February 28, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2008 as reported in Form S-1, have been omitted.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

STATEMENT  NO.  150  -  ACCOUNTING  FOR  CERTAIN   FINANCIAL   INSTRUMENTS  WITH
CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

STATEMENT NO. 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67)

This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS.

This Statement also amends FASB Statement No. 67, Accounting FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS NO. 155 ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

SFAS NO. 156 ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

SFAS NO. 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

SFAS NO. 160 NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS NO. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS NO. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN NO. 48

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108. The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

The adoption of these and other new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by February 28, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                             Description of Exhibit
------                             ----------------------

31.1         Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002

31.2         Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Mayetok, Inc.

Date: May 15, 2009

                                        By: /s/ Vladyslav Zaychenko
                                           -------------------------------------
                                               Vladyslav Zaychenko
                                        Title: President, and Sole Director