Form 10-Q
period 2009-05-31
Mayetok Inc.
filed 2009-07-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarterly period ended May 31, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the transition period ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,000 common shares as of July 15, 2009

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis or Plan of Operation            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           21

Item 4. Controls and Procedures                                              22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3. Defaults Upon Senior Securities                                      24

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    24

Item 6. Exhibits                                                             24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

                                  MAYETOK INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    AS OF MAY 31, 2009 AND NOVEMBER 30, 2008

                                                                       May 31,          November 30,
                                                                        2009               2008
                                                                      --------           --------
                                                                     (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                              $ 14,499           $ 41,576
  Prepaid expenses                                                      15,000                 --
                                                                      --------           --------

Total assets                                                          $ 29,499           $ 41,576
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $  3,508           $  5,115
  Due to Stockholder                                                       100                100
                                                                      --------           --------

Total liabilities                                                        3,608              5,215
                                                                      --------           --------

Stockholders' equity
  Authorized 100,000,000 Common shares with a par value of
   $0.001 per share 20,000,000 Preferred shares with a par
   value of $0.001 per share
  Issued and outstanding - 2,200,000 Common Shares  (Note 4)             2,200              2,200
  Additional paid-in capital                                            47,800             47,800
  Deficit accumulated during the development stage                     (24,109)           (13,639)
                                                                      --------           --------

Total stockholders' equity                                              25,891             36,361
                                                                      --------           --------

Total liabilities and stockholders' equity                            $ 29,499           $ 41,576
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
                FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2009,
    AND THE PERIODS FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2008 AND 2009


                                        Three Months       Six Months     April 29, 2009    April 29, 2008
                                           Ended             Ended        (Inception) To    (Inception) To
                                          May 31,           May 31,           May 31,           May 31,
                                           2009              2009              2008              2009
                                        ----------        ----------        ----------        ----------
REVENUE                                 $       --        $       --        $       --        $       --
                                        ----------        ----------        ----------        ----------
OPERATING EXPENSES
  Accounting and legal                       6,588             8,088                --            20,019
  Miscellaneous fees                         2,090             2,382                18             2,703
  Incorporation costs                           --                --                --             1,387
                                        ----------        ----------        ----------        ----------

Loss before income taxes                    (8,678)          (10,470)              (18)          (24,109)

Provision for income taxes                      --                --                --                --
                                        ----------        ----------        ----------        ----------

Net loss                                $   (8,678)       $  (10,470)       $      (18)       $  (24,109)
                                        ==========        ==========        ==========        ==========

Basic and Diluted loss per share (1)            (1)               (1)
                                        ==========        ==========

Weighted Average Number of Common
 Shares Outstanding                      2,200,000         2,200,000
                                        ==========        ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                               AS OF MAY 31, 2009

                                                                                     Deficit
                                                                                   Accumulated
                                                Common Stock         Additional     During the        Total
                                            --------------------      Paid in      Development     Stockholders'
                                            Shares        Amount      Capital         Stage          Equity
                                            ------        ------      -------         -----          ------
Inception, April 29, 2008                        --      $    --      $     --      $      --       $     --

Shares issued to founder on June 30
 2008 @ $0.01 per share                   1,500,000        1,500        13,500             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                          700,000          700        34,300             --         35,000

Net loss for the period                          --           --            --        (13,639)       (13,639)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2008                2,200,000        2,200        47,800        (13,639)        36,361

Net loss for the period                          --           --            --        (10,470)       (10,470)
                                          ---------      -------      --------      ---------       --------

Balance, May 31, 2009                     2,200,000      $ 2,200      $ 47,800      $ (24,109)      $ 25,891
                                          =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
                      FOR THE SIX MONTHS ENDED MAY 31, 2009
    AND THE PERIODS FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2008 AND 2009

                                                            Six Months       April 29, 2008     April 29, 2008
                                                              Ended          (Inception) To     (Inception) To
                                                              May 31,            May 31,            May 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(10,470)          $    (18)          $(24,109)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) in prepaid expenses                           (15,000)                --            (15,000)
     Increase (Decrease) in accounts payable                   (1,607)                --              3,508
     Increase in due to stockholder                                --                100                100
                                                             --------           --------           --------

Net cash used in operating activities                         (27,077)                82            (35,501)
                                                             --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash used in investing activities                            --                 --                 --
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------

Cash from financing activities                                     --                 --             50,000
                                                             --------           --------           --------

Change in cash during the period                              (27,077)                82             14,499

Cash, beginning of the period                                  41,576                 --                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 14,499           $     82           $ 14,499
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


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

As at May 31, 2009, the company has no warrants or options outstanding.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,303, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $24,109.

NOTE 6 - RELATED PARTY TRANSACTION

As at May 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $24,109 as of May 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

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

STATEMENT NO. 153- EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009


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

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to May 31, 2009, we have incurred accumulated net losses of $24,109. As of May 31, 2009, we had total assets of $29,499 and total liabilities of $3,608. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2009 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO MAY 31, 2009

We did not earn any revenues from inception through the period ending May 31, 2009. We incurred net operating expenses in the amount of $8,678 and $10,470 for the three and six months ended May 31, 2009 and $24,109 for the period from our inception on April 29, 2008 to May 31, 2009. Our operating expenses incurred for the three and six months ended May 31, 2009 included $6,588 and $8,088 for accounting and legal fees, $2,090 and $2,382 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to May 31, 2009 included $20,019 for accounting and legal fees, $2,703 in miscellaneous fees and $1,387 in incorporation costs. Thus, our net loss was $8,678 and $10,470 for the three and six months ended May 31, 2009 and $24,109 for the period from our inception on April 29, 2008 to May 31, 2009. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, we had current assets in the amount of $29,499, consisting of cash and prepaid expenses. Our current liabilities as of May 31, 2009 were $3,608. Thus our working capital on May 31, 2009 was $25,891.

Our cash used in operating activities was $27,077 for the six months ended May 31, 2009 and $35,501 for the period from inception on April 29, 2008 to May 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of May 31, 2009, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $24,109 as of May 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

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

STATEMENT NO. 153- EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

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

As of May 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2009.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

Date: July 15, 2009

                                        By: /s/ Vladyslav Zaychenko
                                           -------------------------------------
                                               Vladyslav Zaychenko
                                        Title: President, and Sole Director