Form 10-Q
period 2009-08-31
Mayetok Inc.
filed 2009-10-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,000 common shares as of October 14, 2009

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

                                  MAYETOK INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                              AS OF AUGUST 31, 2009

                                                                                August 31,        November 30,
                                                                                  2009               2008
                                                                                --------           --------
                                                                              (unaudited)          (audited)
ASSETS

Current assets
  Cash and bank accounts                                                        $ 10,740           $ 41,576
  Prepaid expenses                                                                15,000                 --
                                                                                --------           --------

Total assets                                                                    $ 25,740           $ 41,576
                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                              $  2,250           $  5,115
  Due to Stockholder                                                                 100                100
                                                                                --------           --------

Total liabilities                                                                  2,350              5,215
                                                                                --------           --------

Stockholders' equity
  Authorized 100,000,000 Common shares with a par value of $0.001 per share
   20,000,000 Preferred shares with a par value of $0.001 per share
   Issued and outstanding - 2,200,000 Common Shares (Note 4)                       2,200              2,200
  Additional paid-in capital                                                      47,800             47,800
  Deficit accumulated during the development stage                               (26,610)           (13,639)
                                                                                --------           --------

Total stockholders' equity                                                        23,390             36,361
                                                                                --------           --------

Total liabilities and stockholders' equity                                      $ 25,740           $ 41,576
                                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2009,
                        THE PERIOD ENDED AUGUST 31, 2008
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2009

                                                                                April 29, 2008   April 29, 2008
                               Three Months     Three Months     Nine Months     (Inception)      (Inception)
                                  Ended            Ended            Ended             To               To
                                August 31,       August 31,       August 31,      August 31,       August 31,
                                   2009             2008             2009            2008             2009
                                ----------       ----------       ----------      ----------       ----------
REVENUE                         $       --       $       --       $       --      $       --       $       --
                                ----------       ----------       ----------      ----------       ----------
OPERATING EXPENSES
  Accounting and legal                 875               --            8,963              --           20,893
  Miscellaneous fees                 1,626               22            4,008              22            4,530
  Incorporation costs                   --            1,387               --           1,387            1,387
                                ----------       ----------       ----------      ----------       ----------

Loss before income taxes            (2,501)          (1,409)         (12,971)         (1,409)         (26,610)

Provision for income taxes              --               --               --              --               --
                                ----------       ----------       ----------      ----------       ----------

Net loss                        $   (2,501)      $   (1,409)      $  (12,971)     $   (1,409)      $  (26,610)
                                ==========       ==========       ==========      ==========       ==========
Basic and Diluted loss per
share (1)                               (1)                               (1)
                                ==========                        ==========

Weighted Average Number of
Common Shares Outstanding        2,200,000        2,200,000        2,200,000       2,200,000
                                ==========       ==========       ==========      ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                              AS OF AUGUST 31, 2009

                                                                                     Deficit
                                                                                   Accumulated
                                                Common Stock         Additional     During the        Total
                                            --------------------      Paid in      Development     Stockholders'
                                            Shares        Amount      Capital         Stage          Equity
                                            ------        ------      -------         -----          ------
Inception, April 29, 2008                        --      $    --      $     --      $      --       $     --

Shares issued to founder on June 30
 2008 @ $0.01 per share                   1,500,000        1,500        13,500             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                          700,000          700        34,300             --         35,000

Net loss for the period                          --           --            --        (13,639)       (13,639)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2008                2,200,000        2,200        47,800        (13,639)        36,361

Net loss for the period                          --           --            --        (12,971)       (12,971)
                                          ---------      -------      --------      ---------       --------

Balance, August 31, 2009                  2,200,000      $ 2,200      $ 47,800      $ (26,610)      $ 23,390
                                          =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2009
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2009

                                                                         April 29, 2008     April 29, 2008
                                                        Nine Months        (Inception)        (Inception)
                                                           Ended               To                 To
                                                         August 31,         August 31,         August 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                $(12,971)          $ (1,409)          $(26,610)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses              (15,000)                --            (15,000)
     Increase (Decrease) in accounts payable               (4,365)                --              2,250
     Increase (Decrease) in due to stockholder                 --                100                100
                                                         --------           --------           --------

Net cash used in operating activities                     (30,836)            (1,309)           (39,260)
                                                         --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities                          --                 --                 --
                                                         --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --             50,000             50,000
                                                         --------           --------           --------

Cash from financing activities                                 --             50,000             50,000
                                                         --------           --------           --------

Change in cash during the period                          (30,836)            48,691             10,740

Cash, beginning of the period                              41,576                 --                 --
                                                         --------           --------           --------

Cash, end of the period                                  $ 10,740           $ 48,961           $ 10,740
                                                         ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --           $     --
  Cash paid for interest                                 $     --           $     --
                                                         --------           --------


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


NOTE 1 - NATURE OF OPERATIONS

Mayetok Inc. ("the Company"), incorporated in the state of Nevada on April 29, 2008, is engaged in the marketing of Ukrainian vacation properties in the southern region of the country such as the Crimea. We plan to offer properties both for sale and for rental contracts to visitors and investors from around the world.

The company has limited operations and is considered to be in the development stage.

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

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

As at August 31, 2009, the company has no warrants or options outstanding.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


NOTE 5 - INCOME TAXES

The Company provides for income taxes usingan asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,854, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $26,610.

NOTE 6 - RELATED PARTY TRANSACTION

As at August 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $26,610 as of August 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


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

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through October 10, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to August 31, 2009, we have incurred accumulated net losses of $26,610. As of August 31, 2009, we had total assets of $25,740 and total liabilities of $2,350. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2009 AND 2008 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO AUGUST 31, 2009

We did not earn any revenues from inception through the period ending August 31, 2009. We incurred net operating expenses in the amount of $2,501 and $12,971 for the three and nine months ended August 31, 2009 compared to $1,409 and $12,971 for the three months ended August 31, 2008 and the period from April 29, 2008 to August 31, 2009. We incurred net operating expenses of $26,610 for the period from our inception on April 29, 2008 to August 31, 2009. Our operating expenses incurred for the three and nine months ended August 31, 2009 included $875 and $8,963 for accounting and legal fees, $1,626 and $4,008 in miscellaneous expenses compared to $nil and $nil for accounting and legal fees, $22 and $22 in miscellaneous expenses and $1,387 and $1,387 in incorporation costs for the three months ended August 31, 2008 and the period since inception to August 31, 2008. Our operating expenses incurred for the period from our inception on April 29, 2008 to August 31, 2009 included $20,893 for accounting and legal fees, $4,530 in miscellaneous fees and $1,387 in incorporation costs. Thus, our net loss was $2,501 and $12,971 for the three and nine months ended August 31, 2009 compared to $1,409 and $1,409 for the three months ended August 31, 2008 and the period since inception to August 31, 2008. Our net loss was $26,610 for the period from our inception on April 29, 2008 to August 31, 2009. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, we had current assets in the amount of $25,740, consisting of cash and prepaid expenses. Our current liabilities as of August 31, 2009 were $2,350. Thus our working capital on August 31, 2009 was $23,390.

Our cash used in operating activities was $30,836 for the nine months ended August 31, 2009 and $39,260 for the period from inception on July 17, 2007 to August 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2009, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $26,610 as of August 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

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

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

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

Date: October 14, 2009

                                       By: /s/ Vladyslav Zaychenko
                                           -------------------------------------
                                              Vladyslav Zaychenko
                                       Title: President, and Sole Director