Form 10-K
period 2009-11-30
Mayetok Inc.
filed 2010-03-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-157515


                                  MAYETOK INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


10900 N.E. 4th Street, Suite 2300, Bellevue, WA                    98004
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (425) 698-2030

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                N/A

              Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 29, 2009, the last business day of the Company's second fiscal quarter, was approximately $35,000 based upon 700,000 shares held by non-affiliates and a last sale price of $0.05 per share on April 30, 2008.

As of March 9, 2010, there were 2,200,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Business                                                              4
ITEM 1A. Risk Factors                                                          9
ITEM 1B. Unresolved Staff Comments                                            13
ITEM 2.  Properties                                                           13
ITEM 3.  Legal Proceedings                                                    13
ITEM 4.  Submission of Matters to a Vote of Security Holders                  13

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            14
ITEM 6.  Selected Financial Data                                              14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           17
ITEM 8.  Financial Statements and Supplementary Data                          18
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 27
ITEM 9A. Controls and Procedures                                              27
ITEM 9B. Other Information                                                    27

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               28
ITEM 11. Executive Compensation                                               28
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      29
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         30
ITEM 14. Principal Accounting Fees and Services                               31

PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              32

Signatures                                                                    33

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Mayetok" mean Mayetok Inc., unless otherwise indicated.

ITEM 1. BUSINESS

We intend to be engaged in the business of marketing Ukrainian vacation properties which are for sale or for rent through a website that is currently in development stage. We intend to initially market vacation properties which are located in the city of Odessa, Ukraine's fourth largest city, which is situated on the Black Sea. Thereafter, we intend to include property listings in Yalta and the surrounding regions.

The Ukraine has experienced a revival since the 1990's with its real gross domestic product growing an average of 7.4% from 2000 to 2006, according to an article published by the Organisation for Economic Co-operation and Development.

Although the Ukraine still faces certain challenges to sustaining its growth, management believes that the Ukrainian economy will continue to grow, and as it does so, more domestic and foreign individuals will be interested in purchasing and renting vacation properties in the country, especially along the Black Sea. The Ukraine has approximately 1,725 miles of warm water coastline along the Black Sea in the country's southern region which is being developed as a destination of choice for vacation homes and rentals.

According to TryUkraine.com, a Ukrainian government sponsored website, the property trends have been showing a steady increase in the purchase and rental of vacation and recreational properties. Additionally, property appreciation in the Ukraine began in the early 1990s and has been most pronounced in Kiev, Odessa, Lviv, and Dnepropetrovsk. In the late 1990s property values began rising in the Carpathian region and in other desirable vacation areas around the country. Market conditions in the Ukraine are still quite strong since the growth has only been quite recent. We believe that this will serve as an incentive to property ownership.

Property values in the Ukraine have continued to grow, and real estate analysts generally agree that the fundamental causes of the growth in real estate prices in Ukrainian cities will continue to raise prices for several more years. The main causes of the growth in real estate prices are increased development and tourism from within and outside the Ukraine.

Management believes that a website that has a sharp focus on vacation properties in the southern region of the Ukraine will fill a void that currently exists in the vacation real estate market, and that the website will be well-received by Ukrainian nationals and foreign individuals alike.

REAL ESTATE NETWORK

For the past several years our President has been actively involved in building a network of real estate contacts throughout the country and the surrounding region. The contacts that our President has developed through his work at the Ukrainian law firm of Proc-K, where he has served as the Chief of the Real Estate Department, will form the foundation for developing a network of real estate agents which will list properties on our website.

VACATION PROPERTIES LISTINGS ON OUR WEBSITE

Our website, which is currently in the developmental stage, will feature a rolling inventory of vacation properties for purchase and for rental. Each listing will offer photographs, background details about the property including the size of the lot on which the building(s) is situated, room by room dimensions, special features such as proximity to the waterfront, beaches, nearest town and other local points of interest. Further, we intend to offer special announcements, updates on regulatory developments, and breaking news items relating to the real estate market inside the Ukraine and throughout the region, with the hopes of boosting the number of return visits to our website.

Each listing will include the local contact information so that the prospective buyer or renter can arrange to view the property if he or she chooses to do so. The details of the property listing, along with the asking price, will be submitted to our site by the listing real estate agent. Our website will include an online portal through which real estate agents will be able to submit property listings (as further described below). Real estate listings on our website will be free of charge. We will, however, charge a five percent (5%) commission on any sales or rentals derived from our website which we believe is the standard rate in the industry.

WEBSITE DEVELOPMENT

We have begun developing our website and expect to have it completed by the second quarter of 2010. We have also begun developing our database.

CHOOSING A WEBSITE DEVELOPMENT CONTRACTOR

Development of the website will be outsourced to a contractor located outside of the Ukraine and the United States in order to minimize costs. We will send a request for quotations to several potential firms based on the market research and personal contacts of our President. We plan to begin immediately interviewing one or more website development companies. Our final choice will be based on the combination of competitive price, experience, ability to meet deadlines and remain within budget. We have already identified several contractors qualified to perform this job. We expect the selection process to take approximately one month.

SPECIFICATIONS AND HIGH-LEVEL DESIGN

We expect that we will complete specifications for the website and finish high-level design approximately two months after the selection of a website development contractor. This will include the specifications for the various modules to be developed. Specifications and high level design will be an interactive process between our management and the website development contractor.

SELECTION OF A WEB HOSTING COMPANY

We intend to evaluate several web hosting companies to host our website. We will select a company that can provide technical services and programming language support. The web hosting company will be required to be able to fulfill our other technical requirements including:

     *    be located in a reputable data center;
     *    provide daily file back ups;
     *    have an emergency recovery plan in place; and
     *    have system upgrade capabilities without downtime.

DESIGN OF WEB INTERFACES

We intend to hire a web interface designer to work with our President and the website development contractor. This person will focus on the visual design elements of the web pages and how to optimize navigation choices for our website visitors.

DATABASE DEVELOPMENT

Development of our property listings database will begin immediately after the completion of the specifications and high-level design phase of the work. Database development is expected to be a process that takes one month to complete.

REAL ESTATE COMMUNITY (REAL ESTATE AGENTS) PORTAL DEVELOPMENT

Our website will feature a portal designed for real estate agents and property assessment firms. The portal will include a registration page which will allow us to collect pertinent contact information. To join our network of real estate agents and property assessment firms, a prospective agent or firm will have to complete an online registration form. Our President will then evaluate the form, reject, accept or request more information from the applicant. The process may include phone and personal interviews to ensure that the prospective real estate agent or property assessment firm will be vetted thoroughly.

Each real estate agent or property assessment firm that wishes to become a member of our network and have access to the information within our website on property listings and sales statistics will have to first sign a referral agreement (which will be available in hard copy and online from our website) that indicates that they agree to pay us a five percent (5%) commission on the proceeds of their sales or rental commissions derived from properties listed on our website.

Once the real estate agent or property assessment firm completes the registration process, they will have access to online tools which will allow them to:

     *    add, modify or delete listings;
     *    view prospective customer comments and questions;
     * send communications to registered users, other agents and the administrator;
     *    view online reservations of their rental property;
     * generate status report on the different properties such as number of views, availability of rental property; and
     *    modify personal attributes such as contact info and password.

ADMINISTRATIVE PORTAL DEVELOPMENT

The Administrative Portal will be for use by our internal personnel. The Administrative Portal will enable us to monitor the daily, weekly and monthly activity levels of our members and guests, communicate with them electronically and manage the marketing efforts of direct e-mail campaigns (through which we will disseminate information about our company and website).

This portal will cover a wide range of administrative functions, including:

     *    approve or suspend agents or firms;
     *    suspend or delete specific property listings;
     *    send communication to agents;
     * view messages from agents; customized reports such as agent's rating by customers, number of views, top; and bottom agent and property
     *    performers

FEATURED LISTING

We also intend to promote a premium listing service which we will designate as the "Featured Listing." The Featured Listing will be visible in a prominent location on the home page of our website for a one week timeframe and will include an in-depth profile, multiple photographs of the property and related contact information of the listing agent. Immediately after the launch of our website we will offer the Featured Listing service as a free service to real estate agents, so that we may determine the response from prospective buyers, renters and the real estate agents themselves. If the Featured Listing proves to be a popular service we may begin to charge a nominal fee for these listings.

CASUAL VISITORS PORTAL

On the home page of our website we intend to offer the casual visitor an extensive group of connected web pages that will both inform about the real-estate market in the Ukraine and will seek to peak the visitor's curiosity about the opportunities to own or rent vacation properties in the Ukraine.

We intend to use the "Featured Listings" (which will change on a weekly basis) as a way to peak the casual visitor's interest in our website. Further, website visitors will be able to browse the website and search for properties according to a wide variety of common property identifiers, including searches by price range, geographic region, number of bedrooms, proximity to points of interest, transportation options to and from the property, and related details.

Website visitors who desire to save the information that they review on our website will be able to register as "guests." To register as a guest, a website visitor will fill in basic information about themselves such as full name, email address, areas of interest and choose a password. Once they have completed the registration process, an account will be created for them with a private user folder where they may save the file of properties that they are interested in by selecting the property and saving it. The guest area privileges will enable the casual visitor to pick up from where they left off on their previous visit and expand their search.

Development work on this portal will include crossover work by the website design interface person and the website development contractor. Together they will develop the web pages that will attract the casual website visitors who are interested in buying or renting vacation properties.

COLLECTION OF FEES

We intend to use the PayPal online payments system for collections of fees. PayPal.com is an online service which is easy-to-use and has technology that protects against fraudulent activities. There are no up-front costs to set up an account and costs are directly tied to the number of transactions per month.

TIMELINE FOR DEPLOYMENT

We intend to deploy a beta version of our website during the third quarter of 2010 and have an operational version of the website available by end of 2010.

We intend to commence tests of the various portals, website interfaces, registration process as well as the administrative functions of the website during the third quarter of 2010.

COMPETITION AND COMPETITIVE STRATEGY

There is no direct competition for the business that we are proposing. The Ukraine has only a handful of real estate companies that use the internet as a sales and marketing tool. None of these companies use the Internet solely to promote vacation properties in the Black Sea or Crimea region.

ONLINE ACTIVITY

The current level of online activity for real estate in the Ukraine is limited to just a few websites. Several of these websites offer property listings for various cities and regions including the following sites:

     1. http://www.property.com.ua/ - This website offers residential and commercial properties for sale along with rental properties in Lviv and West Ukraine.
     2. http://www.ukrainerealestate.net - A website developed to cater to the interests of foreign investors looking to acquire residential or commercial property in the Ukraine, however its property listings are currently limited to the Odessa region.
     3. http://realestate.classifieds1000.com/Ukraine and http://www.odessaapts.com are examples of current websites promoting the buying, selling and rentals of real estate properties in the Ukraine.

Based on our review of the above websites, among others, and the market conditions, we feel that our business model has not been replicated and management believes that we will be able to offer a service which is unique.

MARKETING & SALES STRATEGY

MARKETING

Our marketing strategy will use a multi-facet approach that centers on developing a strong network of personal contacts in the real estate sector. The contacts that our President has developed through his work at the Ukrainian law firm of Proc-K, where he has served as the Chief of the Real Estate Department, will form the foundation for developing a network of real estate agents which will list properties on our website.

We will also publish the Quarterly Report of Market Activity that will highlight trends and market activity in the vacation property sector. The quarterly report will be distributed electronically by email to real estate agents across the Ukraine and internationally. The latest issue of our quarterly report will be available on the front page of our website. An archive of previous issues will also be available on the website. Management believes that the distribution of the quarterly report will help to build brand name recognition and deepen our network of contacts in the Ukrainian real estate community.

Another marketing initiative we intend to undertake is to use the Google Adwords program (https://adwords.google.com/). This technique leverages on the popularity of the world's number one ranked Internet search engine and the use of keywords to drive traffic to a website. The entry cost to start the Google Adwords program is limited to the man-hours involved in choosing the keywords we will to use to promote our site, setting a maximum dollar amount per day of advertising and selecting the geographic regions where the ads will appear. Our keyword marketing campaign will use words like "vacation property," "Ukraine," "seaside," "resort property," "Black Sea," "Crimea," among others. The Google

Adwords program is very flexible and the selection of the keywords, the daily, weekly and monthly expenditures can be adjusted at the discretion of the user in a simple and efficient manner.

We also intend to work with the website development contractor to come up with a series of "meta-tags" for each page of the website. Meta-tags are keywords that are added to a web page to make it easier to find using search engines, web browser software, and other applications. Management believes that using this form of online advertising will help us to gain market exposure, attract Internet users to visit our website and permit us to closely monitor our costs in the process.

Other advertising efforts will include personal appearances at industry trade shows, submitting articles to industry publications, promotional spots on Ukrainian radio stations and related publicity efforts. We feel that these marketing efforts will be an effective way to build brand name recognition and attract attention from real estate agents and prospective buyers and sellers of vacation properties.

SALES AND REVENUES

We will primarily derive revenue from commissions earned from the sale or rental of vacation properties listed on our website. Once our website is operational and has gained popularity, we intend to sell advertisement space on the website itself.

We will charge a five percent (5%) commission on any sales or rentals derived from our website.
SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We believe there are no constraints on the sources or availability of products and supplies related to our development of our website and internet based business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS We intend to protect our website with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business, however, government regulation may impact the Ukrainian real estate market in general which will impact our ability to generate revenues.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first year of operations related to the development of our website.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officer, who spends approximately 15 hours a week on our business. We will consider retaining full-time management and administrative support personnel as our business and operations increase.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

WE ARE UNCERTAIN OF OUR ABILITY TO FUNCTION AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO OPERATE IN THE FUTURE.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown and unproven. If we cannot continue as a viable entity, you may lose some or all of your investment in our common stock.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

We were incorporated on April 29, 2008. Our business is in the development stage and we have not earned any revenues. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be focused on the development of our website. Although management believes that our business plan will have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

OUR BUSINESS WILL FAIL IF WE ARE UNABLE TO DEVELOP OUR WEBSITE OR IMPLEMENT OUR BUSINESS PLAN SUCCESSFULLY. The success of our business plan is significantly dependent on the development of our website to augment our marketing initiatives. We may not be able to develop this website successfully or in a timely manner. In addition, the success of our business plan is dependent upon the market acceptance of our website and the services offered thereby. Our business will fail if we can not successfully implement our business plan, develop our website or successfully market our product and capabilities.

WE EXPECT TO SUFFER LOSSES IN THE IMMEDIATE FUTURE.

We expect to incur operating losses in the immediate future. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our website and our business. We cannot guarantee that we will ever become successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR SOLE OFFICER AND DIRECTOR WILL COLLECTIVELY ALLOCATE ONLY A PORTION OF HIS TIME TO OUR BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR SUCCESS.

Currently, our sole officer and director allocates only a portion of his time to the operation of our business. If our business develops faster than anticipated, or if his other commitments require him to devote more substantial amounts of time than is currently planned, there is no guarantee that he will devote the time necessary to assure our successful operations. As a result, there is a substantial risk that we will not be successful in our endeavours.

THE INSTABILITY OF THE UKRAINIAN GOVERNMENT MAY CURTAIL FURTHER ECONOMIC GROWTH WHICH WILL NEGATIVELY IMPACT OUR BUSINESS.

The political environment within Ukraine is at times unstable. The instability of the government may curtail further economic growth in Ukraine, which may negatively impact real estate sales and rentals in the country and consequently our ability to earn commissions from the sale or rental of vacation properties which will be listed on our website.

THE NUMBER OF INDIVIDUALS INTERESTED IN PURCHASING OR RENTING VACATION PROPERTIES IN UKRAINE MAY BE LIMITED, WHICH WILL IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY.

Although TryUkraine.com, a Ukrainian government sponsored website, indicates that property trends in Ukraine are showing a steady increase in the purchase and rental of vacation properties, there may be a limited number of individuals who are interested in owning or renting such properties. Ukrainian vacation rentals may never achieve the popularity of vacation rentals in other locations. As a result, if the number of individuals interested in purchasing or renting Ukrainian vacation properties does not grow, we may never achieve profitability.

BECAUSE OUR SOLE CURRENT OFFICER AND DIRECTOR IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT TO RECOVER A JUDGMENT AGAINST HIM.

Our sole officer and director, Vladyslav Zaychenko, resides in Ukraine. Any action brought against him in the United States, even if successful, either through default or on the merits of the claim, that results in a financial award against him, may be required to be enforced and/or collected in Ukraine, unless Mr. Zaychenco owned assets located in the United States. Further, shareholder efforts to bring an action in Ukraine against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, may be effectively, if not financially, unfeasible.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.
Our ability successfully to develop our website and eventually to generate commissions and to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We may require additional financing through issuance of debt and/or equity in order to establish profitable operations. Such financing, if required, may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

WE HAVE LIMITED MARKETING EXPERIENCE, WHICH INCREASES THE RISK OF OUR INABILITY TO BUILD A SUCCESSFUL BUSINESS.

Our management has limited experience in marketing real estate. Further, we have budgeted only $8,850 toward these efforts over the next 12 months, which is a very limited amount of capital with which to launch our effort. Given the relatively small budget and limited experience of our sole officer and director, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing expertise to attract users to our website. There can be no assurance that our website will gain wide acceptance in its targeted markets or that we will be able to effectively market Ukrainian vacation properties.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OR INACCURATE, OUR BUSINESS WILL FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures for legal and accounting services, including those we expect to incur as a publicly reporting company, website development, and administrative expenses, which management estimates to aggregate approximately $50,000 over the next 12 months. If such estimates are erroneous or inaccurate, or we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and you could lose your entire investment.

WE MAY NOT BE ABLE TO GENERATE REVENUES AS A MARKETER OF UKRAINIAN VACATION PROPERTIES THAT ARE FOR SALE OR RENT.

We expect to generate revenues from receipt of commissions as well as through fees paid to us from potential advertisers on our website. If we are unable to receive commissions from successful sales or rentals of Ukrainian vacation properties, or sell our advertising space, our financial condition and operations may be materially adversely affected.

THE POPULARITY OF THE INTERNET AS A MEDIUM TO PURCHASE OR RENT VACATION HOMES MAY DECREASE OR FAIL TO GROW, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The use of the Internet as a medium to purchase or rent vacation homes has developed over the years. As is common for any rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the industry's future growth rate, if any. If the popularity of the Internet for such activity fails to develop, develops more slowly than expected, develops and later falters, or our website does not achieve or sustain market acceptance, our results of operations and financial condition could be materially and adversely affected.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

The business of marketing Ukrainian vacation homes is competitive. Barriers to entry on the Internet are relatively low, but we may face competitive pressures from companies that have established business models and relationships with Ukrainian real estate professionals. There are multiple websites that offer Ukrainian vacation homes for sale and rent in popular resort cities that may impede our growth. We also face competition from real estate brokers in the Ukraine. If we cannot gain enough market share, our business and financial performance will be adversely affected.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCT AND ONGOING OPERATIONS.

The development of our website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued service of our sole officer and director, Vladyslav Zaychenko, who is coordinating the creation of our website as well as developing the relationships we will rely on to implement our business plan. The loss of the services of Mr. Zaychenco could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our operations.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK IS QUOTED ON THE OVER THE COUNTER BULLETIN BOARD BUT HAS NOT TRADED, AND THERE CAN BE NO ASSURANCE THAT ANY PUBLIC MARKET WILL DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

There is no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering by the selling stockholders, or, if developed, be sustained. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MAYT", however, there have been no reported trades. A viable public market has not and may never materialize. If our securities are not eligible for continued quotation on the Over-the-Counter Bulletin Board or a public trading market does not develop, purchasers of the shares of common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

BECAUSE WE ARE SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL OUR SHARES. If you purchased shares of our common stock, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

     *    variations in quarterly operating results;
     * our announcements of significant commissions and achievement of milestones;
     *    our relationships with other companies or capital commitments;
     *    additions or departures of key personnel;
     *    sales of common stock or termination of stock transfer restrictions;
     *    changes in financial estimates by securities analysts, if any; and
     *    fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

OUR INSIDERS BENEFICIALLY OWN A SIGNIFICANT PORTION OF OUR STOCK, AND ACCORDINGLY, MAY HAVE CONTROL OVER STOCKHOLDER MATTERS, OUR BUSINESS AND MANAGEMENT.

As of March 9, 2010, our sole officer and director, Vladyslav Zaychenko, beneficially owned 1,500,000 shares of our common stock in the aggregate, or approximately 68.18% of our issued and outstanding common stock. As a result, Mr. Zaychenco will have significant influence to:

     *    elect or defeat the election of our directors;
     *    amend or prevent amendment of our articles of incorporation or bylaws;
     * effect or prevent a merger, sale of assets or other corporate transaction; and
     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insider, new investors may not be able to effect a change in the Company's business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

In addition, sales of significant amounts of shares held by Mr. Zaychenco, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

ADDITIONAL ISSUANCES OF OUR SECURITIES MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 2,200,000 shares of common stock and 0 shares of preferred stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own interests in any real property. We currently rent office space at a business center located at 10900 N.E. 4th Street, Bellevue, Washington 98004. We believe this space is sufficient for our purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended November 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and has been quoted on the OTCBB under the symbol "MAYT" since August 13, 2009. As of November 30, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable as there have been no reported trades of our Common Stock.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended November 30, 2009 (no quotes are available for the previous fiscal year as our stock was not yet quoted on the OTC Bulletin Board at such time):

                  For the Fiscal Year Ended November 30, 2009

                For the Quarter ended          High          Low
                ---------------------          ----          ---
                November 30                    N/A           N/A
                August 31                      N/A           N/A
                May 31                         N/A           N/A
                February 28                    N/A           N/A

HOLDERS OF OUR COMMON STOCK

On March 9, 2010 the shareholders' list of our common stock showed 39 registered shareholdesr and 2,200,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of November 30, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended November 30, 2009 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended November 30, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

OVERVIEW

We were incorporated in the state of Nevada on April 29, 2008. Our offices are currently located at 10900 N.E. 4th Street, Suite 2300, Bellevue, Washington 98004. Our telephone number is (425) 698-2030. Our website, www.mayetokinc.com, is currently under construction and the information that is or will be contained on our website does not form a part of this Annual Report on Form 10-K.

We intend to be marketers of Ukrainian vacation properties which will be for sale or rent, through a website that we are currently developing. We intend initially to market vacation properties which are located in the city of Odessa, Ukraine's fourth largest city, which is situated on the Black Sea. Eventually, we plan to expand our listings database to include properties in other areas of Eastern Europe. Our long-term objective is to establish our company as the leading online service for purchasers or renters of vacation real estate properties in Eastern Europe.

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

REVENUES AND RESULTS OF OPERATIONS

We have not generated any revenues since our inception on April 29, 2008. For the year-ended November 30, 2009, our operating expenses were primarily comprised of accounting and legal fees of $10,963 (2008: $11,930) and miscellaneous fees of $5,382 (2008: $322).

PLAN OF OPERATIONS

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

Our goals over the next 12 months are to:

     * complete development of our website and launch it publicly by end of August 2010;
     * drive traffic to our website through marketing efforts utilizing Google AdWords and other techniques; and
     *    generate revenue during 2010.

Since our inception we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have not spent any money on development of our website since our inception, as our website has been developed by our executive officers at no cost to us.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect to purchase or sell, any plants or significant equipment over the twelve months.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with no operating history. We have not generated any revenues. Accordingly, there is no operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. We may not be able to generate sufficient revenues to become profitable. In addition, we may never secure the funding necessary to begin our operations. We have no agreements, commitments or understandings to secure this funding. We anticipate our company will experience substantial growth involving the start-up of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  MAYETOK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                NOVEMBER 30, 2009

Report of Independent Registered Public Accounting Firm                      19

Balance Sheets as of November 30, 2009 and 2008                              20

Statements of Operations for the periods ended November 30, 2009 and 2008 and the period from April 29, 2008 (inception) to
November 30, 2009                                                            21

Statement of Stockholders' Equity as of November 30, 2009                    22

Statements of Cash Flows for the periods ended November 30, 2009 and 2008 and the period from April 29, 2008 (inception) to
November 30, 2009                                                            23

Notes to the Financial Statements                                            24

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Mayetok, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Mayetok, Inc. (the "Company") as of November 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and for the period from April 29, 2008 (inception) through November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayetok, Inc. as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and the period from April 29, 2008 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Silberstein Ungar, PLLC
-----------------------------------
Bingham Farms, Michigan
February 8, 2010

                                  MAYETOK INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             AS OF NOVEMBER 30, 2009

                                                                    November 30,       November 30,
                                                                       2009               2008
                                                                     --------           --------
ASSETS

Current assets
  Cash and bank accounts                                             $ 10,516           $ 41,576
  Prepaid expenses                                                     15,000                 --
                                                                     --------           --------

Total assets                                                         $ 25,516           $ 41,576
                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current liabilities
    Accounts payable                                                 $  5,400           $  5,115
    Due to Stockholder                                                    100                100
                                                                     --------           --------

Total liabilities                                                       5,500              5,215
                                                                     --------           --------
Stockholders' equity
  Authorized 100,000,000 Common shares with a par value of
   $0.001 per share 20,000,000 Preferred shares with a par
   value of $0.001 per share
  Issued and outstanding - 2,200,000 Common Shares (Note 4)             2,200              2,200
  Additional paid-in capital                                           47,800             47,800
  Deficit accumulated during the development stage                    (29,984)           (13,639)
                                                                     --------           --------

Total stockholders' equity                                             20,016             36,361
                                                                     --------           --------

Total liabilities and stockholders' equity                           $ 25,516           $ 41,576
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2009 AND 2008
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2009

                                                                                                  April 29, 2008
                                                         Period Ended         Period Ended        (Inception) To
                                                          November 30,         November 30,         November 30,
                                                             2009                 2008                 2009
                                                          ----------           ----------           ----------
REVENUE                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                        10,963               11,930               22,893
  Miscellaneous fees                                           5,382                  322                5,704
  Incorporation costs                                             --                1,387                1,387
                                                          ----------           ----------           ----------

Loss before income taxes                                     (16,345)             (13,639)             (29,984)

Provision for income taxes                                        --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $  (16,345)          $  (13,639)          $  (29,984)
                                                          ==========           ==========           ==========

Basic and Diluted loss per share                                  (1)                  (1)
                                                          ==========           ==========

Weighted Average Number of Common Shares Outstanding       2,200,000            2,200,000
                                                          ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2009

                                                                                     Deficit
                                                                                   Accumulated
                                                Common Stock         Additional     During the        Total
                                            --------------------      Paid in      Development     Stockholders'
                                            Shares        Amount      Capital         Stage          Equity
                                            ------        ------      -------         -----          ------
Inception, April 29, 2008                        --      $    --      $     --      $      --       $     --

Shares issued to founder on June 30
 2008 @ $0.01 per share                   1,500,000        1,500        13,500             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                          700,000          700        34,300             --         35,000

Net loss for the period                          --           --            --        (13,639)       (13,639)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2008                2,200,000        2,200        47,800        (13,639)        36,361

Net loss for the period                          --           --            --        (16,345)       (16,345)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2009                2,200,000      $ 2,200      $ 47,800      $ (29,984)      $ 20,016
                                          =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED NOVEMBER 30, 2009 AND 2008
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2009


                                                                                           April 29, 2008
                                                                                           (Inception) To
                                                       November 30,       November 30,       November 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                               $(16,345)          $(13,639)          $(29,984)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses             (15,000)                --            (15,000)
     Increase (Decrease) in accounts payable                 285              5,115              5,400
     Increase (Decrease) in due to stockholder                --                100                100
                                                        --------           --------           --------
Net cash used in operating activities                    (31,060)            (8,424)           (39,484)
                                                        --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities                         --                 --                 --
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --             50,000             50,000
                                                        --------           --------           --------
Cash from financing activities                                --             50,000             50,000
                                                        --------           --------           --------

Change in cash during the period                         (31,060)            41,576             10,516

Cash, beginning of the period                             41,576                 --                 --
                                                        --------           --------           --------

Cash, end of the period                                 $ 10,516           $ 41,576           $ 10,516
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --
                                                        ========           ========

  Cash paid for interest                                $     --           $     --
                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Mayetok Inc. ("the Company"), was incorporated in the state of Nevada on April 29, 2008, and intends to engage in the marketing of Ukrainian vacation properties in the southern region of the country such as the Crimea. The Company plans to offer properties both for sale and for rental contracts to visitors and investors from around the world.

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As at November 30, 2009, the company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $6,596, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $29,984.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 6 - RELATED PARTY TRANSACTION

As at November 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $29,984 as of November 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that adoption of new accounting pronouncements will have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Secretary (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC"s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

          Name of Officer            Age                  Position
          ---------------            ---                  --------

       Mr. Vladyslav Zaychenko       40            President and Director

Mr. Zaychenko has served as our President and Director since our inception on April 29, 2008. Since 2006, Mr. Zaychenko has served as the Chief of the Real Estate Department for the law firm of Proc-K in Kiev where he has worked since 2006. From 2004 to 2006, Mr. Zaychenko served as a paralegal for Anatoli Semah Law Firm in the Ukraine. From 2000 to 2004, Mr. Zaychenko served as Director of the International Chernobyl Eleemosynary Fund "Hope of Life," which is a fund that helps relocate the victims of the Chernobyl tragedy. A graduate of the Department of International Economic Relations at the Kiev State University in 1989, Mr. Zaychenko continued his education and by 1991 had completed his studies at the Kiev Pedagogical University, Faculty of Ukrainian Language and Literature.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended November 30, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     * each of our two most highly compensated executive officers, other than the Principal Executive Officer , who were serving as executive officers at the end of the fiscal year ended November 30, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended November 30, 2009;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                       Non-Equity     Nonqualified
 Name and     Fiscal Year                                              Incentive        Deferred
 Principal      Ended                            Stock      Option        Plan        Compensation    All Other
 Position     November 30, Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Total($)
 --------     ------------ ---------  --------  ---------  ---------  ---------------  -----------  ---------------  --------
Vladyslav        2009          0         0          0          0            0               0              0            0
Zaychenko (1)

----------
(1)  Mr. Zaychenko has been our President and Director since April 29, 2008

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at November 30, 2008.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our sole director or officer that would result from a change-in-control.

COMPENSATION OF DIRECTORS

We have not compensated our sole director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of March 9, 2010, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                  Amount and
                                                  Nature of
                      Name and Address of         Beneficial         Percentage
Title of Class        Beneficial Owner (2)       Ownership (1)      of Class (1)
--------------        --------------------       -------------      ------------

Common Stock          Vladyslav Zaychenko          1,500,000           68.18%

All officers and
 directors as a
 group (1 person)                                  1,500,000           68.18%

----------
(1)  Based on 2,200,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans as of November 30, 2009.

                            Number of Securities to be                                           Number of Securities
                             Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                               Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                               Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                       (a)                             (b)                      (excluding column (a))
   -------------               -------------------             -------------------           -------------------------
Equity Compensation Plans              --                             --                               --
Approved by Security
Holders

Equity Compensation Plans              --                             --                               --
Not Approved by Security
Holders

     Total                             --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On April 29, 2008, we sold 1,500,000 shares of our common stock to Mr. Vladyslav Zaychenko, our President, and sole Director, for cash payment to us of $15,000. We believe this issuance was exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to Mr. Vladyslav Zaychenko who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 29, 2008, Mr. Vladyslav Zaychenko, our President and sole Director, provided the Company with a working capital loan in the amount of $100. The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the year ended November 30, 2009, Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) billed us for $4,000 in audit fees.

REVIEW FEES

Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) billed us $2,625 for reviews of our quarterly financial statements in 2009 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) for tax compliance, tax advice, tax planning or other work during our fiscal year ended November 30, 2009.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                                 Description
-------                                 -----------

3.1 Articles of Incorporation. (Attached as Exhibit 3.1 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as Exhibit 3.2 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

4.1 Specimen Common Stock Certificate (Attached as Exhibit 4.1 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

10.1 Subscription Agreement dated April 29, 2008 between the Registrant and Vladyslav Zaychenko (Attached as Exhibit 10.1 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

10.2 Form of Subscription Agreement related to the June 2008 private placement (Attached as Exhibit 10.2 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

23.1      Consent of Silberstein Ungar, PLLC CPAs and Business Advisors

31.1      Certification of Vladyslav Zaychenko pursuant to Rule 13a-14(a).

32.1 Certification of Vladyslav Zaychenko pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellevue, Washington on March 12, 2010.

                                       MAYETOK INC.


                                       By: /s/ Vladyslav Zaychenko
                                           ------------------------------------
                                           Vladyslav Zaychenko
                                           President and Director
                                           (Principal Executive and Principal
                                           Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                            Title                      Date
      ----------                            -----                      ----


/s/ Vladyslav Zaychenko             President and Director        March 12, 2010
--------------------------------
Vladyslav Zaychenko