Form 10-Q
period 2010-02-28
Mayetok Inc.
filed 2010-04-14
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,000 common shares as of April 12, 2010

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2010 are not necessarily indicative of the results that can be expected for the full year.

                                  MAYETOK INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     February 28,        November 30,
                                                                         2010               2009
                                                                       --------           --------
                                                                      (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                               $  6,016           $ 10,516
  Prepaid expenses                                                       15,000             15,000
                                                                       --------           --------

Total assets                                                           $ 21,016           $ 25,516
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $  3,450           $  5,400
  Due to Stockholder                                                        100                100
                                                                       --------           --------

Total liabilities                                                         3,550              5,500
                                                                       --------           --------

Stockholders' equity
  Authorized 100,000,000 Common shares with a par
   value of $0.001 per share 20,000,000 Preferred
   shares with a par value of $0.001 per share
   issued and outstanding - 2,200,000 Common Shares  (Note 4)             2,200              2,200
  Additional paid-in capital                                             47,800             47,800
  Deficit accumulated during the development stage                      (32,534)           (29,984)
                                                                       --------           --------

Total stockholders' equity                                               17,466             20,016
                                                                       --------           --------

Total liabilities and stockholders' equity                             $ 21,016           $ 25,516
                                                                       ========           ========

   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND 2009,
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2010

                                       Three Months         Three Months       April 29, 2008
                                          Ended                Ended           (Inception) To
                                       February 28,         February 28,         February 28,
                                          2010                 2009                 2010
                                       ----------           ----------           ----------
REVENUE                                $       --           $       --           $       --
                                       ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                      1,500                1,500               24,393
  Miscellaneous fees                        1,050                  292                6,754
  Incorporation costs                          --                   --                1,387
                                       ----------           ----------           ----------

Loss before income taxes                   (2,550)              (1,792)             (32,534)

Provision for income taxes                     --                   --                   --
                                       ----------           ----------           ----------

Net loss                               $   (2,550)          $   (1,792)          $  (32,534)
                                       ==========           ==========           ==========

Basic and Diluted loss per share               (1)                  (1)
                                       ==========           ==========
Weighted Average Number of Common
 Shares Outstanding                     2,200,000            2,200,000
                                       ==========           ==========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF FEBRUARY 28, 2010

                                                                                     Deficit
                                                                                   Accumulated
                                                Common Stock         Additional     During the        Total
                                            --------------------      Paid in      Development     Stockholders'
                                            Shares        Amount      Capital         Stage          Equity
                                            ------        ------      -------         -----          ------
Inception, April 29, 2008                        --      $    --      $     --      $      --       $     --

Shares issued to founder on June 30
 2008 @ $0.01 per share                   1,500,000        1,500        13,500             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                          700,000          700        34,300             --         35,000

Net loss for the period                          --           --            --        (13,639)       (13,639)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2008                2,200,000        2,200        47,800        (13,639)        36,361

Net loss for the period                          --           --            --        (16,345)       (16,345)
                                          ---------      -------      --------      ---------       --------

Balance, November 30, 2009                2,200,000        2,200        47,800        (29,984)        20,016

Net loss for the period                          --           --            --         (2,550)        (2,550)
                                          ---------      -------      --------      ---------       --------

Balance, February 28, 2010                2,200,000      $ 2,200      $ 47,800      $ (32,534)      $ 17,466
                                          =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2010

                                                            Three Months       Three Months     April 29, 2008
                                                               Ended              Ended         (Inception) To
                                                            February 28,       February 28,       February 28,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $ (2,550)          $ (1,792)          $(32,534)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                       --            (15,000)           (15,000)
     Increase (Decrease) in accounts payable                   (1,950)            (1,500)             3,450
     Increase (Decrease) in due to stockholder                     --                 --                100
                                                             --------           --------           --------
Net cash used in operating activities                          (4,500)           (18,292)           (43,984)
                                                             --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities                              --                 --                 --
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------
Cash from financing activities                                     --                 --             50,000
                                                             --------           --------           --------

Change in cash during the period                               (4,500)           (18,292)             6,016

Cash, beginning of the period                                  10,516             41,576                 --
                                                             --------           --------           --------

Cash, end of the period                                      $  6,016           $ 23,284           $  6,016
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
                                                             ========           ========
  Cash paid for interest                                     $     --           $     --
                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2009 as reported in Form 10-K, have been omitted.

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

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010


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

As at February 28, 2010, the company has no warrants or options outstanding.

                                  MAYETOK INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010


NOTE 5 - INCOME TAXES

The Company provides for income taxes usingan asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $7,157, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $32,534.

NOTE 6 - RELATED PARTY TRANSACTION

As at February 28, 2010, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $32,534 as of February 28, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Management  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OVERVIEW

We were incorporated in the state of Nevada on April 29, 2008. Our offices are currently located at 10900 N.E. 4th Street, Suite 2300, Bellevue, Washington 98004. Our telephone number is (425) 698-2030. Our website, www.mayetokinc.com, is currently under construction and the information that is or will be contained on our website does not form a part of the Form 10-Q.

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to February 28, 2010, we have incurred accumulated net losses of $32,534. As of February 28, 2010, we had total assets of $21,016 and total liabilities of $3,550. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION

We believe that our current funding will allow us to complete development of our website, implement our marketing plan and remain in business for 12 months. If we are unable to generate revenues within 12 months of the effectiveness of the registration statement for any reason, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional funding. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time. Our current business objectives are:

     *    to complete development of our website;
     *    to create interest in our website; and
     * to establish our company as the leading online service for purchasers or renters of vacation real estate properties in Eastern Europe.

Our goals over the next 12 months are to:

     * complete development of our website and launch it publicly by end of June 2010;
     * drive traffic to our website through marketing efforts utilizing using Google AdWords and other techniques; and
     *    generate revenue during 2010.

Since  our  inception  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have not spent any money on development of our website since our inception, as our website has been developed by our executive officers at no cost to us.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND 2009 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO FEBRUARY 28, 2010

We did not earn any revenues from inception through the period ending February 28, 2010. We incurred net operating expenses in the amount of $2,550 for the three months ended February 28, 2010 compared to $1,792 for the three months ended February 28, 2009. We incurred net operating expenses of $32,534 for the period from our inception on April 29, 2008 to February 28, 2010. Our operating expenses incurred for the three months ended February 28, 2010 included $1,500 for accounting and legal fees, $1,050 in miscellaneous expenses compared the three months ended February 28, 2009 of $1,500 for accounting and legal fees, $292 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to February 28, 2010 included $24,393 for accounting and legal fees, $6,754 in miscellaneous fees and $1,387 in incorporation costs. Thus, our net loss was $2,550 for the three months ended February 28, 2010 compared to $1,792 for the three months ended February 28, 2009. Our net loss was $32,534 for the period from our inception on April 29, 2008 to February 28, 2010. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010, we had current assets in the amount of $21,016, consisting of cash and prepaid expenses. Our current liabilities as of February 28, 2010 were $3,550. Thus our working capital on February 28, 2010 was $17,466.

Our cash used in operating activities was $4,500 for the three months ended February 28, 2010 and $43,984 for the period from inception on July 17, 2007 to February 28, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of February 28, 2010, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $32,534 as of February 28, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2009 as reported in Form S-1, have been omitted.

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

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

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

As of February 28, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2010.

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

                                 Mayetok, Inc.

Date: April 12, 2010

                                 By: /s/ Vladyslav Zaychenko
                                    ------------------------------------
                                        Vladyslav Zavchenko
                                 Title: President and Sole Director