Form 10-Q
period 2010-05-31
First American Silver Corp.
filed 2010-07-16
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarterly period ended May 31, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period to __________

                       Commission File Number: 333-157515


                           FIRST AMERICAN SILVER CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         98-0579157
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

       10900 N.E. 4th Street, Suite 2300, Bellevue, Washington, USA, 98004
                    (Address of principal executive offices)

                                 (425) 698-2030
                           (Issuer's telephone number)

                                  Mayetok Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,000,000 common shares as of July 16, 2010

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis or Plan of Operation           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15
Item 4.  Controls and Procedures                                             16


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                   18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18
Item 3.  Defaults Upon Senior Securities                                     18
Item 4.  [Removed and Reserved]                                              18
Item 5.  Other Information                                                   18
Item 6.  Exhibits                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          May 31,          November 30,
                                                                           2010               2009
                                                                         --------           --------
                                                                        (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                                 $  1,469           $ 10,516
  Prepaid expenses                                                         15,000             15,000
                                                                         --------           --------

      Total assets                                                       $ 16,469           $ 25,516
                                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $  4,500           $  5,400
  Due to Stockholder                                                          100                100
                                                                         --------           --------
      Total liabilities                                                     4,600              5,500
                                                                         --------           --------
Stockholders' equity
  Authorized 3,500,000,000 Common shares with a par value
   of $0.001 per share 20,000,000 Preferred shares with
   a par value of $0.001 per share
     Issued and outstanding - 77,000,000 Common Shares  (Note 4)           77,000             77,000
  Additional paid-in capital                                               27,000             27,000
  Deficit accumulated during the development stage                        (38,131)           (29,984)
                                                                         --------           --------
      Total stockholders' equity                                           11,869             20,016
                                                                         --------           --------

      Total liabilities and stockholders' equity                         $ 16,469           $ 25,516
                                                                         ========           ========


              The accompanying notes are an integral part of these
                             financial statements.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010 AND 2009,
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2010




                                        Three Months    Three Months    Six Months      Six Months    April 29, 2008
                                           Ended           Ended           Ended           Ended      (Inception) to
                                          May 31,         May 31,         May 31,         May 31,         May 31,
                                           2010            2009            2010            2010            2010
                                        ----------      ----------      ----------      ----------      ----------
REVENUE                                 $       --      $       --      $       --      $       --      $       --
                                        ----------      ----------      ----------      ----------      ----------

OPERATING EXPENSES
  Accounting and legal                       4,547           6,588           6,047           8,088          28,940
  Miscellaneous fees                         1,050           2,090           2,100           2,382           7,804
  Incorporation costs                           --              --              --              --           1,387
                                        ----------      ----------      ----------      ----------      ----------
Loss before income taxes                    (5,597)         (8,678)         (8,147)        (10,470)        (38,131)

Provision for income taxes                      --              --              --              --              --
                                        ----------      ----------      ----------      ----------      ----------

Net loss                                $   (5,597)     $   (8,678)     $   (8,147)     $  (10,470)     $  (38,131)
                                        ==========      ==========      ==========      ==========      ==========

Basic and Diluted loss per share (1)            (1)             (1)             (1)             (1)
                                        ==========      ==========      ==========      ==========

Weighted Average Number of Common
 Shares Outstanding                     77,000,000      77,000,000      77,000,000      77,000,000
                                        ==========      ==========      ==========      ==========

----------
(1) less than $0.01


              The accompanying notes are an integral part of these
                             financial statements.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                               AS OF MAY 31, 2010


                                                                                    Deficit
                                                                                  Accumulated
                                            Common Stock            Additional     During the        Total
                                         --------------------        Paid in      Development    Stockholders'
                                         Shares        Amount        Capital         Stage          Equity
                                         ------        ------        -------         -----          ------
Inception, April 29, 2008                      --     $    --        $    --        $     --       $     --

Shares issued to founder on
 June 30, 2008 @ $0.01 per share       52,500,000      52,500         37,500              --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                     24,500,000      24,500         10,500              --         35,000

Net loss for the period                        --          --             --         (13,639)       (13,639)
                                       ----------     -------        -------        --------       --------

Balance, November 30, 2008             77,000,000      77,000         27,000         (13,639)        36,361

Net loss for the period                        --          --             --         (16,345)       (16,345)
                                       ----------     -------        -------        --------       --------

Balance, November 30, 2009             77,000,000      77,000         27,000         (29,984)        20,016

Net loss for the period                        --          --             --          (8,147)        (8,147)
                                       ----------     -------        -------        --------       --------

Balance, May 31, 2010                  77,000,000     $77,000        $27,000        $(38,131)      $ 11,869
                                       ==========     =======        =======        ========       ========


              The accompanying notes are an integral part of these
                             financial statements.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
                      FOR THE SIX MONTHS ENDED MAY 31, 2010
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2010

                                                                    Six Months         Six Months       April 29, 2008
                                                                       Ended              Ended         (Inception) to
                                                                      May 31,            May 31,            May 31,
                                                                       2010               2010               2010
                                                                     --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                            $ (8,147)          $(10,470)          $(38,131)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     (Increase) Decrease in prepaid expenses                               --            (15,000)           (15,000)
     Increase (Decrease) in accounts payable                             (900)            (1,607)             4,500
     Increase (Decrease) in due to stockholder                             --                 --                100
                                                                     --------           --------           --------
           Net cash used in operating activities                       (9,047)           (27,077)           (48,531)
                                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

           Net cash used in investing activities                           --                 --                 --
                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   --                 --             50,000
                                                                     --------           --------           --------
Cash from financing activities                                             --                 --             50,000
                                                                     --------           --------           --------
Change in cash during the period                                       (9,047)           (27,077)             1,469

Cash, beginning of the period                                          10,516             41,576                 --
                                                                     --------           --------           --------

Cash, end of the period                                              $  1,469           $ 14,499           $  1,469
                                                                     ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                         $     --           $     --           $     --
  Cash paid for interest                                             $     --           $     --           $     --



              The accompanying notes are an integral part of these
                             financial statements.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2010


NOTE 1 - NATURE OF OPERATIONS

First American Silver Corp. (formerly Mayetok Inc.) ("the Company"), incorporated in the state of Nevada on April 29, 2008, is engaged in the marketing of Ukrainian vacation properties in the southern region of the country such as the Crimea. We plan to offer properties both for sale and for rental contracts to visitors and investors from around the world.

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

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2010


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

As at May 31, 2010, the company has no warrants or options outstanding.

                           FIRST AMERICAN SILVER CORP.
                             (FORMERLY MAYETOK INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2010


NOTE 5 - INCOME TAXES

The Company provides for income taxes usingan asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,389, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $38,131.

NOTE 6 - RELATED PARTY TRANSACTION

As at May 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $38,131 as of May 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Management  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OVERVIEW

We were incorporated in the state of Nevada on April 29, 2008. Our offices are currently located at 10900 N.E. 4th Street, Suite 2300, Bellevue, Washington 98004. Our telephone number is (425) 698-2030. From inception to June 2010, we intended to be marketers of Ukrainian vacation properties which were to be for sale or rent through an internet website. In June 2010, due to our inability to successfully operate our business plan, management of our company decided to seek various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

On June 8, 2010, we effected a one (1) old for 35 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a par value of $0.001.

Also effective June 8, 2010, we have changed our name from "Mayetok Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name.

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to May 31, 2010, we have incurred accumulated net losses of $38,131. As of May 31, 2010, we had total assets of $16,469 and total liabilities of $4,600. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

PLAN OF OPERATION

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our business operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010 AND 2009 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO MAY 31, 2010

We did not earn any revenues from inception through the period ending May 31, 2010.

We incurred a net loss in the amount of $5,597 for the three months ended May 31, 2010 compared to $8,678 for the three months ended May 31, 2009. We incurred a net loss in the amount of $8,678 for the six months ended May 31, 2010 compared to $10,470 for the six months ended May 31, 2009. We incurred a net loss of $38,131 for the period from our inception on April 29, 2008 to May 31, 2010.

Our operating expenses incurred for the three months ended May 31, 2010 included $4,547 for accounting and legal fees, $1,050 in miscellaneous expenses compared the three months ended May 31, 2009 of $6,588 for accounting and legal fees and $2,090 in miscellaneous expenses. Our operating expenses incurred for the six months ended May 31, 2010 included $6,047 for accounting and legal fees, $2,100 in miscellaneous expenses compared the six months ended May 31, 2009 of $8,088 for accounting and legal fees and $2,382 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to May 31, 2010 included $28,940 for accounting and legal fees, $7,804 in miscellaneous fees and $1,387 in incorporation costs. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2010, we had current assets in the amount of $16,469, consisting of cash and prepaid expenses. Our current liabilities as of May 31, 2010 were $4,600. Thus our working capital on May 31, 2010 was $11,869.

Our cash used in operating activities was $9,047 for the six months ended May 31, 2010 and $48,531 for the period from inception on April 29, 2008 to May 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of May 31, 2010, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $38,131 as of May 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on our Company.

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on our Company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our Company's financial position, operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of May 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2010.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                          Description of Exhibit
------                          ----------------------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First American Silver Corp.


Date: July 16, 2010                 By: /s/ Robert Suda
                                       -----------------------------------------
                                           Robert Suda
                                    Title: President, Secretary, Chief Financial
                                           Officer, Treasurer and Director