Form 10-Q
period 2010-08-31
First American Silver Corp.
filed 2010-10-20
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,000,000 common shares as of October 15, 2010

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................... 13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 17

     Item 4.  Controls and Procedures........................................ 17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 17

     Item 3.  Defaults upon Senior Securities................................ 17

     Item 4.  [Removed and Reserved]......................................... 18

     Item 5.  Other Information.............................................. 18

     Item 6.  Exhibits....................................................... 18


SIGNATURES................................................................... 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      August 31,        November 30,
                                                                        2010               2009
                                                                      --------           --------
                                                                     (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                              $    667           $ 10,516
  Prepaid expenses                                                      15,000             15,000
                                                                      --------           --------

Total assets                                                          $ 15,667           $ 25,516
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $  5,750           $  5,400
  Due to Stockholder                                                       100                100
                                                                      --------           --------

Total liabilities                                                        5,850              5,500
                                                                      --------           --------
Stockholders' equity
  Authorized 3,500,000,000 Common shares with a par value
   of $0.0001 per share 20,000,000 Preferred shares with a
   par value of $0.0001 per share
     Issued and outstanding - 77,000,000 Common Shares  (Note 4)         7,700              7,700
  Additional paid-in capital                                            42,300             42,300
  Deficit accumulated during the development stage                     (40,183)           (29,984)
                                                                      --------           --------

Total stockholders' equity                                               9,817             20,016
                                                                      --------           --------

Total liabilities and stockholders' equity                            $ 15,667           $ 25,516
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)
          FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2010 AND 2009,
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2010

                                       Three Months      Three Months      Nine Months      Nine Months     April 29, 2008
                                          Ended             Ended             Ended            Ended        (Inception) To
                                        August 31,        August 31,        August 31,       August 31,        August 31,
                                           2010              2009              2010             2009              2010
                                       ------------      ------------      ------------     ------------      ------------
REVENUE                                $         --      $         --      $         --     $         --      $         --
                                       ------------      ------------      ------------     ------------      ------------
OPERATING EXPENSES
  Accounting and legal                        1,000               875             7,047            8,963            29,940
  Miscellaneous fees                          1,052             1,626             3,152            4,008             8,856
  Incorporation costs                            --                --                --               --             1,387
                                       ------------      ------------      ------------     ------------      ------------

Loss before income taxes                     (2,052)           (2,501)          (10,199)         (12,971)          (40,183)

Provision for income taxes                       --                --                --               --                --
                                       ------------      ------------      ------------     ------------      ------------

Net loss                               $     (2,052)     $     (2,501)     $    (10,199)    $    (12,971)     $    (40,183)
                                       ============      ============      ============     ============      ============

Basic and Diluted loss per share (1)             (1)               (1)               (1)              (1)
                                       ============      ============      ============     ============

Weighted Average Number of Common
 Shares Outstanding                      77,000,000        77,000,000        77,000,000       77,000,000
                                       ============      ============      ============     ============

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                              AS OF AUGUST 31, 2010


                                                                                    Deficit
                                                                                  Accumulated
                                            Common Stock            Additional     During the        Total
                                         --------------------        Paid in      Development    Stockholders'
                                         Shares        Amount        Capital         Stage          Equity
                                         ------        ------        -------         -----          ------

Inception, April 29, 2008                     --      $    --       $     --      $      --      $      --

Shares issued to founder on
 June 30, 2008 @ $0.01 per share      52,500,000        5,250          9,750             --         15,000

Private placement on April 30, 2008
 @ $0.05 per share                    24,500,000        2,450         32,550             --         35,000

Net loss for the period                       --           --             --        (13,639)       (13,639)
                                      ----------      -------       --------      ---------      ---------

Balance, November 30, 2008            77,000,000        7,700         42,300        (13,639)        36,361

Net loss for the period                       --           --             --        (16,345)       (16,345)
                                      ----------      -------       --------      ---------      ---------

Balance, November 30, 2009            77,000,000        7,700         42,300        (29,984)        20,016

Net loss for the period                       --           --             --        (10,199)       (10,199)
                                      ----------      -------       --------      ---------      ---------

Balance, August 31, 2010              77,000,000      $ 7,700       $ 42,300      $ (40,183)     $   9,817
                                      ==========      =======       ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE NINE MONTHS ENDED AUGUST 31, 2010 AND 2009
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2010

                                                            Nine Months        Nine Months      April 29, 2008
                                                               Ended              Ended         (Inception) To
                                                             August 31,         August 31,         August 31,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(10,199)          $(12,971)          $(40,183)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                       --            (15,000)           (15,000)
     Increase (Decrease) in accounts payable                      350             (2,865)             5,750
     Increase (Decrease) in due to stockholder                     --                 --                100
                                                             --------           --------           --------

Net cash used in operating activities                          (9,849)           (30,836)           (49,333)
                                                             --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities                              --                 --                 --
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------

Cash from financing activities                                     --                 --             50,000
                                                             --------           --------           --------

Change in cash during the period                               (9,849)           (30,836)               667

Cash, beginning of the period                                  10,516             41,576                 --
                                                             --------           --------           --------

Cash, end of the period                                      $    667           $ 10,740           $    667
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2010


NOTE 1 - NATURE OF OPERATIONS

First American Silver Corp. ("the Company"), incorporated as "Mayetok, Inc. in the state of Nevada on April 29, 2008. On June 8, 2010, we have changed our name from "Mayetok Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name.

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

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2010


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

NOTE 4 - STOCKHOLDERS' EQUITY

On June 8, 2010, we effected a one (1) old for 35 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a new par value of $0.0001. All prior share amounts presented in these financial statements have been restated to reflect the stock split.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2010


Shares - Authorized

The company has 3,500,000,000 common shares authorized at a par value of $0.0001 per share.

The company has 20,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Issued and Outstanding

During the period ended November 30, 2008, the company issued 77,000,000 common shares for total proceeds of $50,000.

As at August 31, 2010, the company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,840, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $40,183.

NOTE 6 - RELATED PARTY TRANSACTION

As at August 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $100.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $40,183 as of August 31, 2010. Management continues to seek funding from its shareholders and other qualified investors.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2010


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company's financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

                           FIRST AMERICAN SILVER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2010


In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2010 through October 19, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean First American Silver Corp., unless otherwise indicated.

OVERVIEW

We were incorporated in the state of Nevada on April 29, 2008 as Mayetok, Inc., and changed our name on June 8, 2010 to First American Silver Corp . Our offices are currently located at 10900 N.E. 4th Street, Suite 2300, Bellevue, Washington 98004. Our telephone number is (425) 698-2030. Our website, www.mayetokinc.com, is currently under construction and the information that is or will be contained on our website does not form a part of the registration statement of which this prospectus is a part.

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to May 31, 2010, we have incurred accumulated net losses of $40,183. As of August 31, 2010, we had total assets of $15,667 and total liabilities of $5,850. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2010 AND 2009 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO AUGUST 31, 2010

We did not earn any revenues from inception through the period ending August 31, 2010.

We incurred a net loss in the amount of $2,052 for the three months ended August 31, 2010 compared to $2,501 for the three months ended August 31, 2009. We incurred a net loss in the amount of $10,199 for the nine months ended August 31, 2010 compared to $12,971 for the nine months ended August 31, 2009. We incurred a net loss of $40,183 for the period from our inception on April 29, 2008 to August 31, 2010.

Our operating expenses incurred for the three months ended August 31, 2010 included $1,000 for accounting and legal fees, $1,052 in miscellaneous expenses compared the three months ended August 31, 2009 of $875 for accounting and legal fees and $1,626 in miscellaneous expenses. Our operating expenses incurred for the nine months ended August 31, 2010 included $7,047 for accounting and legal fees, $3,152 in miscellaneous expenses compared the nine months ended August 31, 2009 of $8,963 for accounting and legal fees and $4,008 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to August 31, 2010 included $29,940 for accounting and legal fees, $8,856 in miscellaneous fees and $1,387 in incorporation costs. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2010, we had current assets in the amount of $15,667, consisting of cash and prepaid expenses. Our current liabilities as of August 31, 2010 were $5,850. Thus our working capital on August 31, 2010 was $9,817.

Our cash used in operating activities was $9,849 for the nine months ended August 31, 2010 and $49,333 for the period from inception on April 29, 2008 to August 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2010, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $40,183 as of August 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2009 as reported in Form 10-K, have been omitted.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

Our company's financial instrument consists of amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. Our company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

Our company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on our company.

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on our company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of August 31, 2010, management evaluated subsequent events through the date that such financial statements were issued.

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

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. Our company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2010, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to the Company's employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and,
iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the nine months ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       First American Silver Corp.

Date: October 15, 2010

                                       By: /s/ Robert Suda
                                          --------------------------------------
                                              Robert Suda
                                       Title: President and Sole Director