Form 10-K
period 2010-11-30
First American Silver Corp.
filed 2011-02-28
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-157515

                           FIRST AMERICAN SILVER CORP.
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

         Registrant's telephone number, including area code 604.684.6142

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
78,300,000 as of February 28, 2011

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   7

Item 1B. Unresolved Staff Comments..........................................  10

Item 2.  Properties.........................................................  10

Item 3.  Legal Proceedings..................................................  12

Item 4.  [Removed and Reserved].............................................  12

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities..........................  13

Item 6.  Selected Financial Data............................................  14

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  20

Item 8.  Financial Statements and Supplementary Data........................  21

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................  36

Item 9A. Controls and Procedures............................................  36

Item 9B. Other Information..................................................  37

Item 10. Directors, Executive Officers and Corporate Governance.............  38

Item 11. Executive Compensation.............................................  41

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................  43

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.......................................................  43

Item 14. Principal Accounting Fees and Services.............................  44

Item 15. Exhibits, Financial Statement Schedules............................  44

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "company" mean First American Silver Corp., unless the context clearly requires or states otherwise.

CORPORATE OVERVIEW

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

The address of our principal executive office is 10900 N.E. 4th Street, Suite 2300, Bellevue, WA, 98004. Our telephone number is (425) 698-2030.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FASV".

CORPORATE HISTORY

We were incorporated in the State of Nevada on April 29, 2008, under the name "Mayetok, Inc.". As Mayetok, Inc. we were engaged in the development of a website to market vacation properties in the Ukraine.

Effective May 4, 2010, Vladislaw Zaychenco resigned as president of our company. As a result of the resignation of Mr. Zaychenco, we appointed Robert Suda as president, secretary, chief financial officer, treasurer and as a director of our company.

As of May 4, 2010, our board of directors consisted of Vladislaw Zaychenco and Robert Suda.

On June 8, 2010, we initiated a one (1) old for 35 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a par value of $0.001.

Also on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June, 2010, we had abandoned our former business plan of seeking to market vacation properties.

Our name change and forward stock split becomes effective with the Over-the-Counter Bulletin Board at the opening of trading on June 16, 2010, on which date we adopted the new stock symbol "FASV".

OUR CURRENT BUSINESS

On November 26, 2010 we entered into three option agreements with All American Resources LLC for the acquisition of certain mineral property interests located Elko County and White Pine County, Nevada. The interests that we have acquired are as follows:

     * An option to acquire a 100% interest in a mineral exploration property called the "Eagan Canyon" property in White Pine County, Nevada;
     * An option to acquire a 100% interest in a mineral exploration property called the "Muncy Creek" property in White Pine County, Nevada; and
     * An option to acquire a 100% interest in a mineral exploration property called the "Mountain City" property in Elko County, Nevada.

Pursuant to the above described option agreements, we may, at our option, purchase any of the applicable properties by providing to All American Resources LLC the following compensation in respect of each applicable property over the nine year option term:

     * making annual periodic payments in the aggregate amount of $180,000 ranging from $10,000 to $50,000;
     * issuing to All American Resources 300,000 common shares in our capital stock in the aggregate, with 100,000 shares issuable before the 1st anniversary of the option agreement and 25,000 shares issuable each year thereafter until the ninth anniversary of the option agreement; and
     * on or before the tenth anniversary of the option agreement either (i) paying to All American Resources $1,000,000, in which case All American Resources shall retain a two percent (2%) mineral production royalty; or (ii) paying to All American Resources $2,000,000, in which case All American Resources shall retain a one percent (1%) mineral production royalty.

To date, we issued 300,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreement.

As a result our entry into the option agreements for the Eagan Canyon, Muncy Creek, and Mountain City properties, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for those properties commencing in 2012. Currently, however, we maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

If we are unable to secure additional financing, we will be unable to develop or implement our new business plan, including our prospective exploration plan, and our business may fail.

Because we were a shell company before our entry into the options agreements with All American Resources LLC, we have included in this Report on Form 10-K, the information regarding our company that would be required if we were filing a general form for registration of securities on Form 10.

COMPETITION

We are a development stage mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

COMPLIANCE WITH GOVERNMENT REGULATION

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

RESEARCH AND DEVELOPMENT

We have not incurred any research and development expenditures over the past two fiscal years.PURCHASE OF

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 10900 N.E. 4th Street, Suite 2300, Bellevue, WA 98004. We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

EMPLOYEES

We have no employees other than our management who devote only a limited amount of time to our business.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark, and have not registered any rights we may have under copyright.

DESCRIPTION OF SECURITIES

COMMON STOCK

Our authorized capital stock consists of 3, 500,000,000 shares of common stock, par value $ 0.001 per share, and 700,000,000 shares of preferred stock, par value $0.001 per share.

The holders of our common stock:

     * Have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors;
     * Are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
     * Do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
     * Are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

The shares of common stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the common shares and they all rank at equal rate or PARI PASSU, each with the other, as to all benefits, which might accrue to the holders of the common shares. All registered stockholders are entitled to receive a notice of any general annual meeting to be convened by our Board of Directors.

At any general meeting, subject to the restrictions on joint registered owners of common shares, on a showing of hands every stockholder who is present in person and entitled to vote has one vote, and on a poll every stockholder has one vote for each share of common stock of which he is the registered owner and may exercise such vote either in person or by proxy. To the knowledge of our management, at the date hereof, our sole officer and director is the only person to exercise control, directly or indirectly, over more than 10% of our outstanding common shares. See "Security Ownership of Certain Beneficial Owners and Management." We refer you to our Articles of Incorporation and Bylaws, copies of which were filed with the registration statement of which this prospectus is a part, and to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

                           REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH MINING

OUR PROPERTIES ARE IN THE EXPLORATION STAGE AND THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON OUR PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNLESS WE ESTABLISH THE PRESENCE OF A COMMERCIALLY EXPLOITABLE MINERAL RESOURCE, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND, IF WE FAIL TO DO SO, WE WILL LOSE ALL OF THE FUNDS THAT WE MAY EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

We have not conducted any exploration work on our mineral properties and have not established that they contain any mineral reserve. Even if we successfully carry out a program of exploration on our mineral properties, we may fail to establish that any of our properties contain any mineral reserve, which could result in the failure of our business.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote. In all probability our mineral resource properties do not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our properties, there can be no assurance that we will be able to develop any of our properties into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various, federal, provincial, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We have yet to undertake any exploration activities on any of our properties, and there can be no assurance that we will be able to obtain or maintain any of the permits required for the exploration of our mineral properties or for the construction and operation of a mine on our properties on reasonable terms or at economically viable costs. If we cannot accomplish these objectives, our business could fail.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE APPLICABLE PROPERTIES INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that any discovered resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE MAY NOT INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our future operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in physical injury or death, work stoppages, and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards and may not have sufficient financial resources to obtain such insurance coverage when it becomes advisable or required. The payment of any liabilities that arise from the occurrence of any operating hazard against which we do not maintain insurance coverage would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We aim to derive revenues either from the sale of our mineral resource properties or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING ANY MINERAL CLAIMS. IF WE CANNOT ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily accessible and liquid markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring additional mineral resource properties, we will compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $238,205 as of November 30, 2010 and working capital of $194,254. We have also incurred a cumulative net loss of 75,746 from our inception on April 29, 2008 through November 30, 2010. We estimate that our average monthly operating expenses will be approximately $25,000, including anticipated exploration costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 28, 2010, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR COMMON STOCK IS ILLIQUID AND SHAREHOLDERS MAY BE UNABLE TO SELL THEIR
SHARES.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal office is located at 10900 N.E. 4th Street, Suite 2300, Bellevue, WA 98004. We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

DESCRIPTION OF MINERAL PROPERTIES

On November 26, 2010 we entered into three agreements with All American Resources LLC in regards to the acquisition of certain mineral property interests located Elko County and White Pine County, Nevada. The interests that we have acquired are as follows:

     * An option to acquire a 100% interest in a mineral exploration property called the "Eagan Canyon" property in White Pine County, Nevada;
     * An option to acquire a 100% interest in a mineral exploration property called the "Muncy Creek" property in White Pine County, Nevada; and
     * An option to acquire a 100% interest in a mineral exploration property called the "Mountain City" property in Elko County, Nevada.

Pursuant to the above described option agreements, we may, at our option, purchase any of the applicable properties by providing to All American Resources LLC the following compensation in respect of each applicable property over the nine year option term:

     * making annual periodic payments in the aggregate amount of $180,000 ranging from $10,000 to $50,000;
     * issuing to All American Resources 300,000 common shares in our capital stock in the aggregate, with 100,000 shares issuable before the 1st anniversary of the option agreement and 25,000 shares issuable each year thereafter until the ninth anniversary of the option agreement; and
     * on or before the tenth anniversary of the option agreement either (i) paying to All American Resources $1,000,000, in which case All American Resources shall retain a two percent (2%) mineral production royalty; or (ii) paying to All American Resources $2,000,000, in which case All American Resources shall retain a one percent (1%) mineral production royalty.

MOUNTAIN CITY PROPERTY

The Mountain City Property is located in north-eastern Nevada, northern Elko County, It is situated about 0.5 miles (0.8 km) north from the town of Mountain City and ten miles from the border with the state of Idaho in what is known as the Cope Mining District. These claims are located in Section 36, Township 46 North, Range 53 East. Other historic mining properties are present in the vicinity including the Rio Tinto copper-gold mine, a historic producer located one mile (1.6km) to the southeast.

The property consists of three contiguous patented mining claims totaling approximately 40 acres (16 ha) surrounded by 22 unpatented mining claims covering 400 acres (162 ha) for a total of 440 acres (178 ha). These fall within the Humboldt National Forest which is administered by the U.S. Forest Service. The patented claims are considered private land, whereas the unpatented claims require an annual maintenance fee and filing with the Bureau of Land Management as well an annual filing and fee to the county.

The mineralization present within the Mountain City Property consists of silver and gold-bearing quartz veins hosted in a coarse-grained quartz monzonite intrusive. Several parallel, northeast trending quartz veins are present within the property. Several prospect cuts along these veins define the trend of the veins, and reveal milky, glassy quartz up to 4 feet (1.3m) wide. The veins often contain coarse sulfide minerals, including pyrite, sphalerite, galena and chalcopyrite. Past sampling of these veins indicate gold values up to 6.8 ppm and silver up to 84.9 ounces per ton (opt). The association of anomalous base metal values with the precious metals indicates a mesothermal vein system. The vein density will be an important aspect of the property potential. As many of the veins are covered, the number of veins present will be important to determine in the evaluation of the economic potential of the property. This can be best done by additional trenching and drilling of the veins. A grid soil sampling survey program was completed over the property but the results of this are not presently available. These results should aid in the definition of other precious metal bearing quartz vein not obvious at the surface.

EGAN CANYON PROPERTY

The Egan Canyon Property is located in east-central Nevada approximately 3.5 miles southwest of the small town of Cherry Creek, White Pine County. It is situated along the steep sided Egan Canyon at elevations up to 7000 feet (2300m) in Section 14, Township 23 North, Range 62 East. The patented claims are within the Cherry Creek mining district, at the northern end of the Egan Range. The surrounding land is federal land administered by the Bureau of Land Management

The property is composed of four contiguous patented mining claims comprising a total of 68 acres (27.5 ha). There are no unpatented claims associated with these patents. The mine area is part of the historic Cherry Creek Mining district where gold in quartz veins were discovered in 1863. A number of large mine dumps from a series of adits and shafts are present in the Egan Canyon property. While no outcropping quartz veins are exposed on the talus and debris covered surface, the large amount of quartz in the mine dumps and float suggest a north-south trending vein or vein system was developed in the old workings. Quartz float and dump material show a variety of textures including quartz stockwork veining. Limited sampling of the dump material and float show gold values up to 25.4 ppm and silver values to 6.04 ounces per ton. Sparse outcrops show the vein system likely follows a sheared and foliated contact between a light-colored felsic intrusive and a darker diorite intrusive. A green shale is apparently wedged along this contact. High precious metals values in the dump material with the limited exposures leads to the suggestion that there is unknown potential for defining a significant resource on the property. Additional work including soil and ground geophysical surveys may outline potential targets.

MUNCY CREEK PROPERTY

The Muncy Creek Property is located in east-central Nevada along the east flank of the Schell Creek Range, in Sections 7 and 8, Township 20 North, Range 66 East, White Pine County. The nearest town is Ely, located roughly 40 miles line-of sight to the property. The property consists of seven contiguous patented mining claims covering a total of 110 combined acres (44.5 ha) located within surrounding Humboldt National Forest.

The Muncy Creek property falls in the Aurum mining district. The Muncy Creek sub-district which the property is within reportedly produced much of the high-grade, oxidized lead, zinc and silver ores from deeply oxidized solution cavities developed in limestone formations from the district. The reported local association of syenitic dike rocks with skarn mineral development in the district suggests the oxidized mineralization was likely originally sulfide replacement mineralization associated with these intrusive bodies. There is not much in the way of descriptions of the property itself, although a few recent assays from the mine dumps on the property show high lead, zinc, manganese and silver values with anomalous copper. These high values are consistent with a skarn-replacement style of mineralization. With these high silver and base metals values from the property, further investigation of the property to determine the nature and extent of the mineralization is warranted.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol " FASV". Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol "MAYT". On June 16, 2010 our symbol changed to "FASV" in connection with the change of the name of our company from Mayetok Inc. to First American Silver Corp. and our 35 for one (1) forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                   National Association of Securities Dealers
                               OTC Bulletin Board

          Quarter Ended (1)                    High                Low
          -----------------                    ----                ---
          November 30, 2010                   $0.50               $0.50
          August 31, 2010                     $0.60               $0.60
          May 31, 2010(1)                       N/A                 N/A
          February 28, 2010(1)                  N/A                 N/A
          November 30, 2009(1)                  N/A                 N/A
          August 31, 2009(1)                    N/A                 N/A

----------
(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until July 28, 2010.

As of February 22, 2011, there were 13 registered holders of record of our common stock and 78,300,000 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Our securities registrar and transfer agent is Routh Stock Transfer, Inc., 5700 West Plano Parkway, Suite 1000, Plano, Texas 75093. Their telephone number is (972) 381-2782. The registrar and transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We issued 300,000 shares of our common stock to All American Resources LLC pursuant to three mineral property option agreements with All American Resources LLC dated November 26, 2010. These shares were issued in reliance on Section 4(2) and/or Regulation D under the Securities Act of 1933. of the Securities Act of 1933.

On October 29, 2010, we issued an aggregate of 1,000,000 units at a price of $0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share for a period of twenty-four months from the date of issuance at a price of US$0.50 per share. The shares were issued to one "non-U.S. person" in an "offshore transaction" (as those terms are defined in Regulation S of the Securities Act of 1933) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 29, 2008, we issued 1,500,000 shares of our common stock to our founder and sole officer and director, Vladyslav Zaychenko, for a purchase price of $0.01 per share, or aggregate proceeds of $15,000. The shares were issued in a reliance upon the exemption provided under Section 4(2) and/or Regulation D under the Securities Act of 1933. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser's representation of sophistication in financial matters, and his access to information concerning our Company.

In June 2008, we issued an aggregate of 700,000 shares of common stock to 35 individuals at a price of $0.05 per share, in one offering for total proceeds of $35,000. All the shares were issued to non-U.S. persons in an offshore transaction (as those terms are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Other than the above described issuances, no other sale of our unregistered securities took place during any of our last three fiscal years.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

All references to currency in this Prospectus are to U.S. Dollars, unless otherwise noted.

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the "Management's Discussion and Analysis of Financial Position and Results of Operations" section and the accompanying financial statements and related notes included elsewhere in this Prospectus.

INCOME STATEMENT DATA

                                                                 From Inception
                                                                (April 29, 2008)
                             Year Ended         Year Ended             to
                             November 30,       November 30,       November 30,
                                2010               2009               2010
                              --------           --------           --------
Revenues                      $     --           $     --           $     --
Operating Expenses              45,762             16,345             75,746
Net Loss                        45,762             16,345             75,746
Net Loss Per Share            $   0.00           $   0.00                 --

BALANCE SHEET DATA

                                                Year Ended         Year Ended
                                                November 30,       November 30,
                                                   2010               2009
                                                 --------           --------
Working Capital                                  $194,254           $ 20,016
Current Assets                                   $238,205           $ 25,516
Current Liabilities                              $ 43,951           $  5,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended November 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We intend to conduct exploration activities on our newly optioned property during the twelve months beginning December 1, 2010. We estimate our operating expenses and working capital requirements for the twelve month period beginning February 1, 2011 to be as follows:

           Expense                                                     Cost
           -------                                                   --------
General and administrative expenses                                  $ 45,000
Management and administrative costs                                  $ 60,000
Legal Fees                                                           $ 15,000
Auditor Fees                                                         $ 10,000
                                                                     --------
                                                                     $130,000
                                                                     ========


Of the $130,000 that we require for the next 12 months, $238,205 in cash as of November 30, 2010, and a working capital of $194,254. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2011.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2010.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2010.

Our operating results for the year ended November 30, 2010 are summarized as follows in comparison to our operating results for the same period ended November 30, 2009:

                                                        Year Ended
                                                        November 30,
                                               2010                    2009
                                             --------                --------
Revenue                                      $     --                $     --
Operating Expenses                           $ 45,762                $ 16,345
Net Loss                                     $ 45,762                $ 16,345

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2010 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2009:

                                                        Year Ended
                                                        November 30,
                                               2010                    2009
                                             --------                --------
Accounting and legal                         $25,574                 $10,963
Write-down of software development           $15,000                 $    --
Miscellaneous fees                           $ 5,008                 $ 5,382

The increase in accounting and legal expenses for the year ended November 30, 2010, compared to the same period in fiscal 2009, was mainly due to legal fees incurred in relation to the property claims made during the year.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                 At                At
                             November 30,      November 30,       Percentage
                                2010              2009         Increase/Decrease
                              --------          --------       -----------------
Current Assets                $238,205          $ 25,516               833%
Current Liabilities           $ 43,951          $  5,500               699%
Working Capital               $194,254          $ 20,016               870%


CASH FLOWS
                                                   At                At
                                               November 30,      November 30,
                                                  2010              2009
                                                --------          --------
Net cash from (used in) operations              $  7,689          $(31,060)
Net cash (used in) investing activities         $(30,000)          $     --
Net cash provided by financing activities       $250,000          $     --
Increase (Decrease) In Cash During The Period   $227,689          $(31,060)

We had cash in the amount of $238,205 as of November 30, 2010 as compared to $10,516 as of November 30, 2009. We had working capital of $194,254 as of November 30, 2010 compared to working capital of $20,016 as of November 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

FUTURE FINANCINGS

We will require additional funds to implement our growth strategy for our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

EXPLORATION STAGE COMPANY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a November 30 fiscal year end.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2010, the Company had $238,205 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to non-employees.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2010, there have been no interest or penalties incurred on income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at November 30, 2010, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended November 30, 2010, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of November 30, 2009.

On June 8, 2010, the Company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECENT ACCOUNTING PRONOUNCEMENTS

First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST AMERICAN SILVER CORP.
                            (formerly MAYETOK, INC.)

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                NOVEMBER 30, 2010

Report of Independent Registered Public Accounting Firm                       22

Balance Sheets as of November 30, 2010 and 2009                               23

Statements of Operations for the years ended November 30, 2010 and 2009
and the period from April 29, 2008 (inception) to November 30, 2010           24

Statement of Stockholders' Equity as of November 30, 2010                     25

Statements of Cash Flows for the years ended November 30, 2010 and 2009
and the period from April 29, 2008 (inception) to November 30, 2010           26

Notes to the Financial Statements                                             27

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
First American Silver Corp.
Bellevue, Washington

We have audited the accompanying balance sheets of First American Silver Corp. (formerly Mayetok, Inc.) (the "Company") as of November 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from April 29, 2008 (inception) through November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. (formerly Mayetok, Inc.) as of November 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from April 29, 2008 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
February 26, 2011

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                           NOVEMBER 30, 2010 AND 2009

                                                                            November 30,         November 30,
                                                                               2010                 2009
                                                                            ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                    $  238,205           $   10,516
  Prepaid expenses                                                                  --               15,000
                                                                            ----------           ----------
      Total current assets                                                     238,205               25,516

Mineral properties                                                             180,000                   --
                                                                            ----------           ----------

      Total assets                                                          $  418,205           $   25,516
                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $   36,501           $    1,900
  Accrued professional fees                                                      5,600                3,500
  Due to related party                                                           1,850                  100
                                                                            ----------           ----------
      Total liabilities                                                         43,951                5,500
                                                                            ----------           ----------

Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                  0                    0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   78,300,000 shares issued and outstanding (77,000,000 - 2009)                 78,300                2,200
  Additional paid-in capital                                                   359,218               47,800
  Common stock warrants                                                         12,482                   --
  Deficit accumulated during the exploration stage                             (75,746)             (29,984)
                                                                            ----------           ----------
      Total stockholders' equity                                               374,254               20,016
                                                                            ----------           ----------

      Total liabilities and stockholders' equity                            $  418,205           $   25,516
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2010

                                                                                               April 29, 2008
                                                                                                 (Inception)
                                                    Year Ended             Year Ended                To
                                                   November 30,           November 30,           November 30,
                                                       2010                   2009                   2010
                                                   ------------           ------------           ------------
REVENUE                                            $         --           $         --           $         --
                                                   ------------           ------------           ------------
OPERATING EXPENSES
  Accounting and legal                                   25,574                 10,963                  48646
  Transfer agent and filing fees                          1,810                  5,177
  Miscellaneous fees                                      3,198                  5,382                  5,536
  Incorporation costs                                        --                     --                  1,387
  General and administrative                             15,000                     --                 15,000
                                                   ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                (45,762)               (16,345)               (75,746)
                                                   ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                    (45,762)               (16,345)               (75,746)

PROVISION FOR INCOME TAX                                     --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS                                           $    (45,762)          $    (16,345)          $    (75,746)
                                                   ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                  $      (0.00)          $      (0.00)
                                                   ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED                                    77,201,370             77,000,000
                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2010

                                                                                              Deficit
                                                                                            Accumulated
                                          Common Stock           Additional                  During the       Total
                                      ---------------------       Paid in    Common Stock   Exploration   Stockholders'
                                      Shares         Amount       Capital      Warrants        Stage         Equity
                                      ------         ------       -------      --------        -----         ------
Inception, April 29, 2008                   --      $     --     $     --      $     --      $     --      $     --

Shares issued to founder on
 June 30, 2008 @ $0.00028
 per share                          52,500,000         1,500       13,500            --            --        15,000

Private placement on
 April 30, 2008 @ $0.00143
per share                           24,500,000           700       34,300            --            --        35,000

Net loss for the year                       --            --           --            --       (13,639)      (13,639)
                                    ----------      --------     --------      --------      --------      --------

Balance, November 30, 2008          77,000,000         2,200       47,800            --       (13,639)       36,361

Net loss for the year                       --            --           --            --       (16,345)      (16,345)
                                    ----------      --------     --------      --------      --------      --------

Balance, November 30, 2009          77,000,000         2,200       47,800            --       (29,984)       20,016

Adjust for 35:1 forward stock
 split                                      --        74,800      (74,800)           --            --            --

Private placement on
 October 29, 2010 @ $0.25
 per share                           1,000,000         1,000      236,518        12,482            --       250,000

Common stock issued in relation
 to acquisition of mineral
 properties                            300,000           300      149,700            --            --       150,000

Net loss for the year                       --            --           --            --       (45,762)      (45,762)
                                    ----------      --------     --------      --------      --------      --------

Balance, November 30, 2010          78,300,000      $ 78,300     $359,218      $ 12,482      $(75,746)     $374,254
                                    ==========      ========     ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2010

                                                                                                April 29, 2008
                                                                                                  (Inception)
                                                             Year Ended         Year Ended            To
                                                            November 30,       November 30,       November 30,
                                                                2010               2009               2010
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $(45,762)          $(16,345)          $(75,746)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in operating assets and liabilities:
    (Increase) Decrease in prepaid expenses                     15,000            (15,000)                --
    Increase in accounts payable                                34,601                285             36,501
    Increase in accrued professional fees                        2,100                 --              5,600
    Increase in due to related party                             1,750                 --              1,850
                                                              --------           --------           --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES            7,689            (31,060)           (31,795)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral properties                            (30,000)                --            (30,000)
                                                              --------           --------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES                        (30,000)                --            (30,000)
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                   250,000                 --            300,000
                                                              --------           --------           --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    250,000                 --            300,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                227,689            (31,060)           238,205

CASH, BEGINNING OF PERIOD                                       10,516             41,576                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $238,205           $ 10,516           $238,205
                                                              ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $     --           $     --           $     --
                                                              ========           ========           ========
  Cash paid for interest                                      $     --           $     --           $     --
                                                              ========           ========           ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire mineral properties           $150,000           $     --           $150,000
                                                              ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 1 - NATURE OF OPERATIONS

Mayetok, Inc. ("the Company") was incorporated in the state of Nevada on April 29, 2008.

On June 8, 2010, the Company changed its name to First American Silver Corp.

In October 2010, the Company entered into Property Option Agreements to acquire 100% interests in three mineral properties located in Nevada for prospecting, exploration and production of gold, silver, and all other metals. Development and exploration activities are currently being undertaken.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

EXPLORATION STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a November 30 fiscal year end.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2010, the Company had $238,205 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to non-employees.

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2010, there have been no interest or penalties incurred on income taxes.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at November 30, 2010, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended November 30, 2010, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of November 30, 2009.

On June 8, 2010, the Company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

DIVIDENDS
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 3 - MINERAL PROPERTIES

MOUNTAIN CITY PROPERTY
On October 29, 2010 the Company entered into a Property Option Agreement with All American Resources. Pursuant to this agreement, the Company has the option to acquire a 100% interest in the Elko Property making payments in aggregate of $180,000, a $1,000,000 or $2,000,000 final balloon payment (see October 29, 2020 below), issuing 300,000 common shares and by paying all property maintenance fees and obligations as they come due. The payments are to completing under the following terms:

     Date               Cash            Common Stock
     ----               ----            ------------
November 2, 2010      $   10,000          100,000 Paid
October 29, 2012              --           25,000
October 29, 2013      $   10,000           25,000
October 29, 2014      $   10,000           25,000
October 29, 2015      $   10,000           25,000
October 29, 2016      $   20,000           25,000
October 29, 2017      $   30,000           25,000
October 29, 2018      $   40,000           25,000
October 29, 2019      $   50,000           25,000
October 29, 2020      $1,000,000                   In case of $1,000,000 payment, the
                      or                           optionor shall retain a 2% NSR (Net
                      $2,000,000                   Smelter Royalty). In case of a
                                                   $2,000,000, the optionor shall retain
                                                   a 1% NSR.

EAGAN CANYON PROPERTY
On October 29, 2010 the Company entered into a Property Option Agreement with All American Resources. Pursuant to this agreement, the Company has the option to acquire a 100% interest in the White Pine Property #1 making payments in aggregate of $180,000, a $1,000,000 or $2,000,000 final balloon payment (see October 29, 2020 below), issuing 300,000 common shares and by paying all property maintenance fees and obligations as they come due. The payments are to completing under the following terms:

     Date               Cash            Common Stock
     ----               ----            ------------
November 2, 2010      $   10,000          100,000 Paid
October 29, 2012              --           25,000
October 29, 2013      $   10,000           25,000
October 29, 2014      $   10,000           25,000
October 29, 2015      $   10,000           25,000
October 29, 2016      $   20,000           25,000
October 29, 2017      $   30,000           25,000
October 29, 2018      $   40,000           25,000
October 29, 2019      $   50,000           25,000
October 29, 2020      $1,000,000                   In case of $1,000,000 payment, the
                      or                           optionor shall retain a 2% NSR (Net
                      $2,000,000                   Smelter Royalty). In case of a
                                                   $2,000,000, the optionor shall retain
                                                   a 1% NSR.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

MUNCY CREEK PROPERTY
On October 29, 2010 the Company entered into a Property Option Agreement with All American Resources. Pursuant to this agreement, the Company has the option to acquire a 100% interest in the White Pine Property #2 making payments in aggregate of $180,000, a $1,000,000 or $2,000,000 final balloon payment (see October 29, 2020 below), issuing 300,000 common shares and by paying all property maintenance fees and obligations as they come due. The payments are to completing under the following terms:

     Date               Cash            Common Stock
     ----               ----            ------------
November 2, 2010      $   10,000          100,000 Paid
October 29, 2012              --           25,000
October 29, 2013      $   10,000           25,000
October 29, 2014      $   10,000           25,000
October 29, 2015      $   10,000           25,000
October 29, 2016      $   20,000           25,000
October 29, 2017      $   30,000           25,000
October 29, 2018      $   40,000           25,000
October 29, 2019      $   50,000           25,000
October 29, 2020      $1,000,000                   In case of $1,000,000 payment, the
                      or                           optionor shall retain a 2% NSR (Net
                      $2,000,000                   Smelter Royalty). In case of a
                                                   $2,000,000, the optionor shall retain
                                                   a 1% NSR.

NOTE 4 - RELATED PARTY TRANSACTION

As of November 30, 2010, there is a balance owing to a former director of the Company in the amount of $1,850. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - COMMON STOCK WARRANTS

On October 29, 2010, the Company issued 1,000,000 common stock warrants in connection with a private placement to an unrelated third party. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, will be classified in stockholders' equity as they meet the definition of "...indexed to the issuer's stock" in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company's Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placements at $12,482 as of the grant date using the Black-Scholes option pricing model.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 5 - COMMON STOCK WARRANTS (CONTINUED)

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

                                                                    PPM Warrants
                                                                    ------------

Stock price                                                             $ .25
Exercise price                                                            .50
Expected volatility                                                        42%
Expected dividend yield                                                  0.00%
Risk-free rate over the estimated expected term of the warrants           .34%
Expected term (in years)                                                    2

The warrants issued in connection with the private placement have been accounted for as an equity transaction for the year ended November 30, 2010.

NOTE 6 - STOCKHOLDERS' EQUITY

The company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

The company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.

During the period ended November 30, 2008, the Company issued 77,000,000 common shares for total proceeds of $50,000.

On June 8, 2010, the Company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

On October 29, 2010, the Company completed a private placement whereby it issued 1,000,000 units at $0.25 each for gross proceeds of $250,000 to an unrelated third party. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.50 expiring on October 29, 2012.

On November 26, 2010, the Company issued 300,000 common shares as part of the acquisition of interests in three mineral properties. These shares were valued at a fair market value of $.50 per share on the date of issuance for total proceeds of $150,000.

As at November 30, 2010, the Company has 1,000,000 warrants outstanding which are exercisable at $0.50 per warrant and expire on October 29, 2012.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 7 - INCOME TAXES

For the years ended November 30, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $75,746 at November 30, 2010, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

                                                 November 30,       November 30,
                                                     2010               2009
                                                   --------           --------
Federal income tax attributable to:
  Current operations                               $ 15,559           $  5,557
  Less: valuation allowance                         (15,559)            (5,557)
                                                   --------           --------
Net provision for Federal income taxes             $     --           $     --
                                                   ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 November 30,       November 30,
                                                     2010               2009
                                                   --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 25,754           $ 10,195
  Less: valuation allowance                         (25,754)           (10,195)
                                                   --------           --------
Net deferred tax asset                             $     --           $     --
                                                   ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 8 - COMMITMENTS AND CONTINGINCIES

On November 26, 2010 we entered into three agreements with All American Resources LLC in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

     * An option to acquire a 100% interest in a mineral exploration property called the "Eagan Canyon" property in White Pine County, Nevada;
     * An option to acquire a 100% interest in a mineral exploration property called the "Muncy Creek" property in White Pine County, Nevada; and
     * An option to acquire a 100% interest in a mineral exploration property called the "Mountain City" property in Elko County, Nevada.

In regard to the above option agreements for the properties, our obligations for each property consist of:

Making payments in the aggregate amount of $180,000 in annual periodic payments ranging from $10,000 to $50,000, to the ninth anniversary of the option agreement.

Make certain restricted common stock share issuances to All American Resources LLC under the terms of the option agreements, periodically to the ninth anniversary of the agreement (300,000 shares in regards to each property, with 100,000 shares in the first year and 25,000 shares each year thereafter).

On or before the tenth anniversary of the option agreement, in addition to the payments described above, paying to All American Resources $1,000,000, in which case All American Resources shall retain a two percent (2%) mineral production royalty (the "Royalty") or, paying to All American Resources $2,000,000, in which case All American Resources shall retain a one percent (1%) royalty.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $75,746 as of November 30, 2010. Management continues to seek funding from its shareholders and other qualified investors.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 10 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, February 26, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are effective at that reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 26, 2010 we entered into three option agreements with All American Resources LLC to acquire three mineral property interests located Elko County and White Pine County, Nevada. The interests that we have acquired are as follows:

     * An option to acquire a 100% interest in a mineral exploration property called the "Eagan Canyon" property in White Pine County, Nevada;
     * An option to acquire a 100% interest in a mineral exploration property called the "Muncy Creek" property in White Pine County, Nevada; and
     * An option to acquire a 100% interest in a mineral exploration property called the "Mountain City" property in Elko County, Nevada.

Pursuant to the above described option agreements, we may, at our option, purchase any of the applicable properties by providing to All American Resources LLC the following compensation in respect of each applicable property over the nine year option term:

     * making annual periodic payments in the aggregate amount of $180,000 ranging from $10,000 to $50,000;
     * issuing to All American Resources 300,000 common shares in our capital stock in the aggregate, with 100,000 shares issuable before the 1st anniversary of the option agreement and 25,000 shares issuable each year thereafter until the ninth anniversary of the option agreement; and
     * on or before the tenth anniversary of the option agreement either (i) paying to All American Resources $1,000,000, in which case All American Resources shall retain a two percent (2%) mineral production royalty; or (ii) paying to All American Resources $2,000,000, in which case All American Resources shall retain a one percent (1%) mineral production royalty.

We have issued 300,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreement.

As a result of our entry into the aforementioned option agreements, our management has determined that, as of November 26, 2010 , our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

                          Position Held                       Date First Elected
  Name                  with the Company             Age         or Appointed
  ----                  ----------------             ---         ------------
Robert Suda         President, Chief Financial       59          May 4, 2010
                    Officer, Secretary,
                    Treasurer and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ROBERT SUDA - PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER AND DIRECTOR

Robert Suda has 34 years of exploration experience including 15 years with Cominco American in U.S. Exploration as a senior geologist. He built and led the initial exploration organization at the Pend Oreille mine in Washington, which led to an expansion of the reserves and ultimately to the discovery of the Washington Rock ore body. He was also directly associated with the discovery of a gold deposit in Nevada that was sold by Teck Cominco, but eventually mined by a junior company. Robert has a Master's degree in Geology from Northern Illinois University and since 1999 has worked on many projects in the U.S., Canada and internationally for numerous junior mining companies. Robert currently is Vice-President of Exploration for FDG Mining Inc., and formerly was Vice-President of Exploration for Portage Minerals.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

     i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity
     ii.  Engaging in any type of business practice; or
     iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
     (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

     i.   Any Federal or State securities or commodities law or regulation; or
     ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
     iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and by our Bylaws. Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our Board of Directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law or (d) is required to be made pursuant to the Bylaws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and control persons pursuant to the foregoing provisions or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, and is, therefore, unenforceable.

CODE OF ETHICS

As of February 28, 2010 we have not adopted any code of ethics or business conduct.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2010 and 2009; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                    Non-Equity     Nonqualified
 Name and                                                           Incentive        Deferred
 Principal                                   Stock       Option        Plan        Compensation     All Other
 Position       Year   Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------  ---------   ---------  ---------------  -----------   ---------------  ---------
Robert Suda(1)   2010    N/A         N/A       N/A         N/A          N/A             N/A             N/A            N/A
President, Chief 2009    N/A         N/A       N/A         N/A          N/A             N/A             N/A            N/A
Executive Officer,
Chief Financial
Officer,
Secretary,Treasurer
and Director

Vladislaw        2010    N/A         N/A       N/A         N/A          N/A             N/A             N/A            N/A
Zaychenco (2)    2009    N/A         N/A       N/A         N/A          N/A             N/A             N/A            N/A
Former President,
Chief Executive
Officer, Chief
Financial Officer,
Secretaryand
Treasurer,
current Director

----------
(1) Mr. Suda was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on May 4, 2010.
(2) Mr. Zaychenco was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on April 29, 2008 and resigned from all positions other than as a Director on May 4, 2008.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

STOCK OPTION PLAN

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2010 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2010.

OPTION EXERCISES

During our Fiscal year ended November 30, 2010 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2010.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                Amount and Nature
   Name and Address                  Title        of Beneficial    Percentage of
 of Beneficial Owner                of Class        Ownership         Class (1)
 -------------------                --------        ---------         ---------
Robert Suda                          Common         8,000,000          14.69%
4323 S. Evergreen Rd.
Veradale, WA 99037

Vladyslav Zaychenko                  Common         2,650,000           4.86%
7 Provulok Shora
Ivankiw, 7200, Ukraine

Directors and Officers as a group    Common         10,650,000         19.55%

Henry H. Tonking                     Common         8,000,000          14.69%
546 Lantern Ct.
Incline Village, NV 89451

Thomas J. Menning                    Common         8,000,000          14.69%
5695 Lausanne Drive
Reno, NV 89511

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 22, 2011 .As of February 22, 2011, there were 78,300,000 shares of our company's common stock issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with two directors, including Robert Suda and Vladyslav Zaychenko. We have determined that neither of our directors is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2010 and for the fiscal year ended November 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                    Year Ended
                                        November 30,          November 30,
                                            2010                  2009
                                          --------              --------
     Audit Fees                           $  4,500              $  3,500
     Audit Related Fees                      2,600                 1,750
     Tax Fees                                   --                    --
     All Other Fees                             --                    --
                                          --------              --------
     Total                                $  7,100              $  5,250
                                          ========              ========

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document

     (2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
Number                                  Description
------                                  -----------

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation. (Attached as Exhibit 3.1 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as Exhibit 3.2 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

3.3 Articles of Merger (Attached as Exhibit 3.01 to our current report on Form 8-K filed with the SEC on July 15, 2010 and incorporated herein by reference.)

3.4 Certificate of Name Change (Attached as Exhibit 3.02 to our current report on Form 8-K filed with the SEC on July 15, 2010 and incorporated herein by reference.)

4.4 Specimen Common Stock Certificate (Attached as Exhibit 4.1 to our Registration Statement on Form S-1 originally filed with the SEC on February 25, 2009 and incorporated herein by reference.)

(10)     MATERIAL CONTRACTS

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

10.3 Property Option Agreement (Mountain City Property) with All American Resources LLC dated November 26, 2010. (Attached as Exhibit 10.1 to our current report on Form 8-K filled with the SEC on December 31, 2010 and incorporated herein by reference.)

10.4 Property Option Agreement (Muncy Creek Property) with All American Resources LLC dated November 26, 2010. (Attached as Exhibit 10.2 to our current report on Form 8-K filled with the SEC on December 21, 2010 and incorporated herein by reference.)

10.5 Property Option Agreement (Egan Canyon Property) with All American Resources LLC dated November 26, 2010. (Attached as Exhibit 10.3 to our current report on Form 8-K filled with the SEC on December 21, 2010 and incorporated herein by reference.)

23.1     Consent Silberstein Ungar, PLLC CPAs and Business Advisors

(31)     SECTION 302 CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)     SECTION 906 CERTIFICATION

32.1* Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST AMERICAN SILVER CORP.
                                        (Registrant)


Dated: February 28, 2011          /s/ Robert Suda
                                  ----------------------------------------------
                                  Robert Suda
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director (Principal Executive
                                  Officer, Principal Financial Officer and
                                  Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: February 28, 2011          /s/ Robert Suda
                                  ----------------------------------------------
                                  Robert Suda
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director (Principal Executive
                                  Officer, Principal Financial Officer and
                                  Principal Accounting Officer)