Form 10-K/A
period 2010-11-30
First American Silver Corp.
filed 2011-03-18
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
54,450,000 as of February 28, 2011

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

As of February 22, 2011, there were 13 registered holders of record of our common stock and 54,450,000 shares of our common stock were issued and outstanding.

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
5695 Lausanne Drive
Reno, NV 89511

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 22, 2011. As of February 22, 2011, there were 54,450,000 shares of our company's common stock issued and outstanding.

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

                                  FIRST AMERICAN SILVER CORP.
                                        (Registrant)


Dated: March 17, 2011             /s/ Thomas Menning
                                  ----------------------------------------------
                                  Thomas Menning
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director (Principal Executive
                                  Officer, Principal Financial Officer and
                                  Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 17, 2011             /s/ Thomas Menning
                                  ----------------------------------------------
                                  Thomas Menning
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director (Principal Executive
                                  Officer, Principal Financial Officer and
                                  Principal Accounting Officer)