Form 10-Q
period 2011-02-28
First American Silver Corp.
filed 2011-04-14
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2011

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period __________ to __________

                        Commission File Number: 000-54327


                           FIRST AMERICAN SILVER CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         98-0579157
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

10900 N.E. 4th Street, Suite 2300, Bellevue, Washington, USA     98004
          (Address of principal executive offices)            (Zip Code)

                                 (425) 698-2030
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

54,450,000 common shares issued and outstanding as of April 14, 2011

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................... 16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 21

     Item 4.  Controls and Procedures........................................ 21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 22

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 22

     Item 3.  Defaults upon Senior Securities................................ 22

     Item 4.  [Removed and Reserved]......................................... 22

     Item 5.  Other Information.............................................. 22

     Item 6.  Exhibits....................................................... 22

SIGNATURES................................................................... 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)
                  AS OF FEBRUARY 28, 2011 AND NOVEMBER 30, 2010

                                                                       February 28,         November 30,
                                                                           2011                 2010
                                                                        ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                $  189,685           $  238,205
  Prepaid expenses                                                             800                   --
                                                                        ----------           ----------
Total current assets                                                       190,485              238,205

Website development                                                          5,000                   --

Mineral properties                                                         180,000              180,000
                                                                        ----------           ----------

Total assets                                                            $  375,485           $  418,205
                                                                        ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      $   18,235           $   36,501
  Accrued professional fees                                                  6,600                5,600
  Due to related party                                                       1,850                1,850
                                                                        ----------           ----------
Total liabilities                                                           26,685               43,951
                                                                        ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                             --                   --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   54,450,000 shares issued and outstanding (2010: 78,300,000)              54,450               78,300
  Additional paid-in capital                                               383,068              359,218
  Common stock warrants                                                     12,482               12,482
    Deficit accumulated during the exploration stage                      (101,200)             (75,746)
                                                                        ----------           ----------
Total stockholders' equity                                                 348,800              374,254
                                                                        ----------           ----------

Total liabilities and stockholders' equity                              $  375,485           $  418,205
                                                                        ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2011

                                                   Three Months         Three Months        April 29, 2008
                                                      Ended                Ended            (Inception) To
                                                   February 28,         February 28,         February 28,
                                                       2011                 2010                 2011
                                                   ------------         ------------         ------------
REVENUE                                            $         --         $         --         $         --
                                                   ------------         ------------         ------------
OPERATING EXPENSES
  Accounting and legal                                    9,329                1,500               57,975
  Transfer agent and filing fees                          1,320                   --                6,497
  Miscellaneous fees                                      3,292                1,050                8,828
  Investor relations                                      8,800                   --                8,800
  Exploration costs                                       2,713                   --                2,713
  Incorporation costs                                        --                   --                1,387
  General and administrative                                 --                   --               15,000
                                                   ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                (25,454)              (2,550)            (101,200)
                                                   ------------         ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAX                    (25,454)              (2,550)            (101,200)

PROVISION FOR INCOME TAX                                     --                   --                   --
                                                   ------------         ------------         ------------

NET LOSS                                           $    (25,454)        $     (2,550)        $   (101,200)
                                                   ============         ============         ============

LOSS PER SHARE: Basic and Diluted                  $       (.00)        $       (.00)
                                                   ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 Basic and diluted                                   62,400,000           77,000,000
                                                   ============         ============


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF FEBRUARY 28, 2011

                                                                                              Deficit
                                                                                            Accumulated
                                          Common Stock           Additional                  During the       Total
                                      ---------------------       Paid in    Common Stock   Exploration   Stockholders'
                                      Shares         Amount       Capital      Warrants        Stage         Equity
                                      ------         ------       -------      --------        -----         ------

Inception, April 29, 2008                   --     $     --      $     --     $     --      $      --       $     --

Shares issued to founder on
 June 30, 2008 @ $0.00028
 per share                          52,500,000       52,500       (37,500)          --             --         15,000

Private placement on
 April 30, 2008 @ $0.00143
  per share                         24,500,000       24,500        10,500           --             --         35,000

Net loss for the year                       --           --            --           --        (13,639)       (13,639)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2008          77,000,000       77,000       (27,000)          --        (13,639)        36,361

Net loss for the year                       --           --            --           --        (16,345)       (16,345)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2009          77,000,000       77,000       (27,000)          --        (29,984)        20,016

Private placement on
 October 29, 2010 @ $0.25
 per share                           1,000,000        1,000       236,518       12,482             --        250,000

Common stock issued in relation
 to acquisition of mineral
 properties                            300,000          300       149,700           --             --        150,000

Net loss for the year                       --           --            --      (45,762)       (45,762)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2010          78,300,000       78,300       359,218       12,482        (75,746)       374,254

Cancellation of stock              (23,850,000)     (23,850)       23,850           --             --             --

Net loss for the period                     --           --            --           --        (25,454)       (25,454)
                                   -----------     --------      --------     --------      ---------       --------

Balance, February 28, 2011          54,450,000     $ 54,450      $383,068     $ 12,482      $(101,200)      $348,800
                                   ===========     ========      ========     ========      =========       ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2011

                                                             Three Months         Three Months        April 29, 2008
                                                                Ended                Ended            (Inception) To
                                                             February 28,         February 28,         February 28,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $  (25,454)          $   (2,550)          $ (101,200)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in operating assets and liabilities:
    (Increase) Decrease in prepaid expenses                         (800)                  --                 (800)
    Increase in accounts payable                                 (18,266)              (1,950)              18,235
    Increase in accrued professional fees                          1,000                   --                6,600
    Increase in due to related party                                  --                   --                1,850
                                                              ----------           ----------           ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES            (43,520)              (4,500)             (75,315)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in website development                                 (5,000)              (5,000)
  Acquisition of mineral properties                                   --                   --              (30,000)
                                                              ----------           ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                           (5,000)                  --              (35,000)
                                                              ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                          --                   --              300,000
                                                              ----------           ----------           ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           --                   --              300,000
                                                              ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                  (48,520)              (4,500)             189,685

CASH, BEGINNING OF PERIOD                                        238,205               10,516                   --
                                                              ----------           ----------           ----------

CASH, END OF PERIOD                                           $  189,685           $    6,016           $  189,685
                                                              ==========           ==========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Cash paid for interest                                      $       --           $       --           $       --
                                                              ==========           ==========           ==========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire mineral properties           $       --           $       --           $  150,000
                                                              ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2011 and November 30, 2010, the Company had $189,685 and $238,205 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2011, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at February 28, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended February 28, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of February 28, 2011. On June 8, 2010, the Company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

    Date               Cash         Common Stock
    ----               ----         ------------
November 2, 2010     $   10,000       100,000    Paid
October 29, 2012             --        25,000
October 29, 2013     $   10,000        25,000
October 29, 2014     $   10,000        25,000
October 29, 2015     $   10,000        25,000
October 29, 2016     $   20,000        25,000
October 29, 2017     $   30,000        25,000
October 29, 2018     $   40,000        25,000
October 29, 2019     $   50,000        25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
                     or                          the optionor shall retain a 2%
                     $2,000,000                  NSR (Net Smelter Royalty). In
                                                 case of a $2,000,000, the
                                                 optionor shall retain a 1% NSR.

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

    Date               Cash         Common Stock
    ----               ----         ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012             --       25,000
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
                     or                          the optionor shall retain a 2%
                     $2,000,000                  NSR (Net Smelter Royalty). In
                                                 case of a $2,000,000, the
                                                 optionor shall retain a 1% NSR.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

    Date               Cash         Common Stock
    ----               ----         ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012             --       25,000
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
                     or                          the optionor shall retain a 2%
                     $2,000,000                  NSR (Net Smelter Royalty). In
                                                 case of a $2,000,000, the
                                                 optionor shall retain a 1% NSR.

NOTE 4 - RELATED PARTY TRANSACTION

As of February 28, 2011, there is a balance owing to a former director of the Company in the amount of $1,850. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

On December 20, 2010, 23,850,000 common shares were cancelled.

As at February 28, 2011, the Company has 1,000,000 warrants outstanding which are exercisable at $0.50 per warrant and expire on October 29, 2012.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


NOTE 7 - INCOME TAXES

For the periods ended February 28, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $101,200 at February 28, 2011, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

                                              February 28,        February 28,
                                                  2011                2010
                                                --------            --------
Federal income tax attributable to:
  Current operations                            $  8,654            $    868
  Less: valuation allowance                       (8,654)               (868)
                                                --------            --------
Net provision for Federal income taxes          $     --            $     --
                                                ========            ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                              February 28,         November 30,
                                                  2011                2010
                                                --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                  $ 34,408            $ 25,754
  Less: valuation allowance                      (34,408)            (25,754)
                                                --------            --------
Net deferred tax asset                          $     --            $     --
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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


NOTE 8 - COMMITMENTS AND CONTINGINCIES (CONTINUED)

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $101,200 as of February 28, 2011. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 10 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, April 11, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 8, 2010, we initiated a 1 old for 35 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a par value of $0.001. On December 20, 2010, we cancelled 23,850,000 common shares held by a former director and officer of our company.

Also on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June, 2010, we had abandoned our former business plan of seeking to market vacation properties. Our name change and forward stock split was effective with the Over-the-Counter Bulletin Board at the opening of trading on June 16, 2010, on which date we adopted the stock symbol "FASV".

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

     * issuing to All American Resources 300,000 common shares in our capital stock in the aggregate, with 100,000 shares issuable before the 1st anniversary of the option agreement and 25,000 shares issuable each year thereafter until the ninth anniversary of the option agreement; and

     * on or before the tenth anniversary of the option agreement either (i) paying to All American Resources $1,000,000, in which case All American Resources shall retain a 2% mineral production royalty; or
          (ii) paying to All American Resources $2,000,000, in which case All American Resources shall retain a 1% mineral production royalty.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to February 28, 2010, we have incurred accumulated net losses of $101,200. As of February 28, 2010, we had total assets of $375,485 and total liabilities of $26,685. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO FEBRUARY 28, 2011

We have not earned any revenues from inception through the period ending February 28, 2011.

                                                                April 30, 2008
                               Three Months     Three Months      (Inception)
                                  Ended            Ended            through
                               February 28,     February 28,      February 28,
                                   2011             2010              2011
                                ----------       ----------        ----------
Revenues                        $      Nil       $      Nil        $      Nil
Expenses                        $  (25,454)      $   (2,550)       $ (101,200)
Net Loss                        $  (25,454)      $   (2,550)       $ (101,200)

We incurred a net loss in the amount of $25,454 for the three months ended February 28, 2011 compared to $2,550 for the three months ended February 28, 2010. We incurred a net loss of $101,200 for the period from our inception on April 29, 2008 to February 28, 2011.

                                                                April 30, 2008
                               Three Months     Three Months      (Inception)
                                  Ended            Ended            through
                               February 28,     February 28,      February 28,
                                   2011             2010              2011
                                ----------       ----------        ----------
Accounting and legal            $    9,329       $    1,500        $   57,975
Transfer agent and filing fees  $    1,320       $      Nil        $    6,497
Miscellaneous fees              $    3,292       $    1,050        $    8,828
Investor relations              $    8,880       $      Nil        $    8,880
Explorations costs              $    2,713       $      Nil        $    2,713
Incorporation costs             $      Nil       $      Nil        $    1,387
General and administrative      $      Nil       $      Nil        $   15,000

Our operating expenses incurred for the three months ended February 28, 2011 included $9,329 for accounting and legal fees, $1,320 in transfer agent and filing fees, $3,292 in miscellaneous fees, $8,880 in investor relations expenses, $2,713 in exploration costs compared the three months ended February 28, 2010 of $1,500 for accounting and legal fees and $1,050 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to February 28, 2011 included $57,975 for accounting and legal fees, $6,497 in transfer agent and filing fees, $8,828 in miscellaneous fees, $8,880 in investor relations expenses, $2,713 in exploration costs, $1,387 in incorporation costs and $15,000 in general and administrative expenses. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                            At February 28,        November 30,
                                                  2011                 2010
                                               ----------           ----------
Current Assets                                 $  190,485           $  238,205
Current Liabilities                            $   26,685           $   43,951
Working Capital                                $  163,800           $  194,254

CASH FLOWS

                                                       Three Months       Three Months     April 30, 2008
                                                          Ended              Ended         (Inception) to
                                                       February 28,       February 28,       February 28,
                                                           2011               2010               2011
                                                         --------           --------           --------
Net Cash Provided by (Used in) Operating Activities      $(43,520)          $ (4,500)          $(75,315)
Net Cash Provided by (Used In) Investing Activities      $ (5,000)          $    Nil           $(35,000)
Net Cash Provided by Financing Activities                $    Nil           $    Nil           $300,000
Net Increase (Decrease) In Cash During The Period        $(48,520)          $ (4,500)          $189,685

As of February 28, 2011, our company had a working capital deficit of $163,800.

As of February 28, 2011, we had current assets in the amount of $190,485, consisting of cash and prepaid expenses. Our current liabilities as of February 28, 2011 were $26,685. Thus we had a working capital deficit of $163,800 on February 28, 2011.

Our cash used in operating activities was $43,520 for the three months ended February 28, 2011 and $4,500 for the same period in 2010 and $75,315 for the period from inception on April 29, 2008 to February 28, 2011.

Our cash used in investing activities was $5,000 for the three months ended February 28, 2011 and $Nil for the same period in 2010 and $3,500 for the period from inception on April 29, 2008 to February 28, 2011.

Our cash used in financing activities was $Nil for the three months ended February 28, 2011 and $Nil for the same period in 2010 and $300,000 for the period from inception on April 29, 2008 to February 28, 2011.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in the notes to the financial statements, we have no established source of revenue. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $101,200 as of February 28, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

BASIS OF PRESENTATION

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). Our company has adopted a November 30 fiscal year end.

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2011 and November 30, 2010, we had $189,685 and $238,205 of unrestricted cash to be used for future business operations.

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2011, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by our company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 1,000,000 at February 28, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended February 28, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of February 28, 2011.

On June 8, 2010, we affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

DIVIDENDS

We have not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company's results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) have concluded that our disclosure controls and procedures were not effective as of February 28, 2011, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to our company's employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and, iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the three months ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any previously unannounced unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

(3)      (I) ARTICLES OF INCORPORATION; (II) BY-LAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2 By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3 Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4 Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5 Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

4.1 Sample Stock Certificate (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

(10)     MATERIAL CONTRACTS

10.1 Property Option Agreement between our company and All American Resources LLC with respect to the Mountain City claim (Incorporated by reference to our Current Report filed on Form 8-K on December 21,
         2010).

10.2 Property Option Agreement between our company and All American Resources LLC with respect to the Eagan Canyon claim (Incorporated by reference to our Current Report filed on Form 8-K on December 21,
         2010).

10.3 Property Option Agreement between our company and All American Resources LLC with respect to the Muncy Creek claim (Incorporated by reference to our Current Report filed on Form 8-K on December 21,
         2010).

(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

----------
* Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST AMERICAN SILVER CORP.


Date: April 14, 2011                   /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)