Form 10-Q
period 2011-05-31
First American Silver Corp.
filed 2011-07-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended May 31, 2011

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period __________ to __________

                        Commission File Number: 000-54327


                           FIRST AMERICAN SILVER CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         98-0579157
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

10597 Double R Blvd. Ste. 2, Reno, NV, USA                  89521
 (Address of principal executive offices)                 (Zip Code)

                                 (775) 323-3278
              (Registrant's telephone number, including area code)

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

54,450,000 common shares issued and outstanding as of July 15, 2011

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................... 17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 23

     Item 4.  Controls and Procedures........................................ 23

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 24

     Item 3.  Defaults upon Senior Securities................................ 24

     Item 4.  [Removed and Reserved]......................................... 24

     Item 5.  Other Information.............................................. 24

     Item 6.  Exhibits....................................................... 25

SIGNATURES................................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)
                    AS OF MAY 31, 2011 AND NOVEMBER 30, 2010

                                                                                May 31,           November 30,
                                                                                 2011                 2010
                                                                              ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                      $   79,564           $  238,205
  Prepaid expenses                                                                25,650                   --
                                                                              ----------           ----------
Total current assets                                                             105,214              238,205

Website development                                                                5,000                   --
Equipment and office improvements (net of depreciation)                            3,377                   --
Mineral properties                                                               314,559              180,000
                                                                              ----------           ----------

Total assets                                                                  $  428,150           $  418,205
                                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                            $    4,500           $   36,501
  Accrued professional fees                                                        2,500                5,600
  Due to related party                                                             1,850                1,850
                                                                              ----------           ----------
Total liabilities                                                                  8,850               43,951
                                                                              ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares
   authorized, no shares issued and outstanding                                       --                   --
  Common stock, par value $0.001, 3,500,000,000 shares
   authorized, 54,450,000 shares issued and outstanding (2010: 78,300,000)        54,550               78,300
  Additional paid-in capital                                                     485,968              359,218
  Common stock warrants                                                           12,482               12,482
  Deficit accumulated during the exploration stage                              (133,700)             (75,746)
                                                                              ----------           ----------
Total stockholders' equity                                                       419,300              374,254
                                                                              ----------           ----------

Total liabilities and stockholders' equity                                    $  428,150           $  418,205
                                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2011 AND 2010
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2011

                                         Three Months      Three Months      Six Months        Six Months     April 29, 2008
                                            Ended             Ended            Ended             Ended        (Inception) to
                                           May 31,           May 31,           May 31,           May 31,          May 31,
                                            2011              2010              2011              2010             2011
                                        ------------      ------------      ------------      ------------     ------------
REVENUE                                 $         --      $         --      $         --      $         --     $         --
                                        ------------      ------------      ------------      ------------     ------------
OPERATING EXPENSES
  Accounting and legal                        13,701             4,547            23,030             6,047           71,676
  Depreciation                                 1,126                --             1,126                --            1,126
  Transfer agent and filing fees                 320                --             1,640                --            6,817
  Miscellaneous fees                          13,914             1,050            17,206             2,100           22,742
  Investor relations                           2,097                --            10,897                --           10,897
  Exploration costs                            1,342                --             4,055                --            4,055
  Incorporation costs                             --                --                --                --            1,387
  General and administrative                      --                --                --                --           15,000
                                        ------------      ------------      ------------      ------------     ------------
TOTAL OPERATING EXPENSES                     (32,500)           (5,597)          (57,954)           (8,147)        (133,700)
                                        ------------      ------------      ------------      ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAX         (32,500)           (5,597)          (57,954)           (8,147)        (133,700)

PROVISION FOR INCOME TAX                          --                --                --                --               --
                                        ------------      ------------      ------------      ------------     ------------

NET LOSS                                $    (32,500)     $     (5,597)     $    (57,954)     $     (8,147)    $   (133,700)
                                        ============      ============      ============      ============     ============

LOSS PER SHARE: Basic and Diluted       $       (.00)     $       (.00)     $       (.00)     $       (.00)
                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: Basic and diluted           54,500,000        77,000,000        58,406,593        77,000,000
                                        ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                               AS OF MAY 31, 2011

                                                                                              Deficit
                                                                                            Accumulated
                                          Common Stock           Additional                  During the       Total
                                      ---------------------       Paid in    Common Stock   Exploration   Stockholders'
                                      Shares         Amount       Capital      Warrants        Stage         Equity
                                      ------         ------       -------      --------        -----         ------

Inception, April 29, 2008                   --     $     --      $     --     $     --      $      --       $     --

Shares issued to founder on
 June 30, 2008 @ $0.00028
 per share                          52,500,000       52,500       (37,500)          --             --         15,000

Private placement on
 April 30, 2008 @ $0.00143
  per share                         24,500,000       24,500        10,500           --             --         35,000

Net loss for the year                       --           --            --           --        (13,639)       (13,639)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2008          77,000,000       77,000       (27,000)          --        (13,639)        36,361

Net loss for the year                       --           --            --           --        (16,345)       (16,345)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2009          77,000,000       77,000       (27,000)          --        (29,984)        20,016

Private placement on
 October 29, 2010 @ $0.25
 per share                           1,000,000        1,000       236,518       12,482             --        250,000

Common stock issued in relation
 to acquisition of mineral
 properties                            300,000          300       149,700           --             --        150,000

Net loss for the year                       --           --            --           --        (45,762)       (45,762)
                                   -----------     --------      --------     --------      ---------       --------

Balance, November 30, 2010          78,300,000       78,300       359,218       12,482        (75,746)       374,254

Cancellation of stock              (23,850,000)     (23,850)       23,850           --             --             --

Net loss for the period                     --           --            --           --        (57,954)       (57,954)
                                   -----------     --------      --------     --------      ---------       --------

Balance, May 31, 2011               54,550,000     $ 54,550      $485,968     $ 12,482      $(133,700)      $419,300
                                   ===========     ========      ========     ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE SIX MONTHS ENDED MAY 31, 2011 AND 2010
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2011

                                                              Six Months           Six Months         April 29, 2008
                                                                Ended                Ended            (Inception) to
                                                                May 31,              May 31,              May 31,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $  (57,954)          $   (8,147)          $ (133,700)
  Adjustment for non-cash item:
    Amortization                                                   1,126                   --                1,126
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in operating assets and liabilities:
    (Increase) Decrease in prepaid expenses                      (25,650)                  --              (25,650)
    Increase in accounts payable                                 (32,001)                (900)               4,500
    Increase in accrued professional fees                         (3,100)                  --                2,500
    Increase in due to related party                                  --                   --                1,850
                                                              ----------           ----------           ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           (117,579)              (9,047)            (149,374)
                                                              ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in website development                                 (5,000)                  --               (5,000)
  Purchase of equipment and office improvements                   (4,503)                  --               (4,503)
  Acquisition of mineral properties                              (31,559)                  --              (61,559)
                                                              ----------           ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                          (41,062)                  --              (71,062)
                                                              ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                          --                   --              300,000
                                                              ----------           ----------           ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           --                   --              300,000
                                                              ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                 (158,641)              (9,047)              79,564

CASH, BEGINNING OF PERIOD                                        238,205               10,516                   --
                                                              ----------           ----------           ----------

CASH, END OF PERIOD                                           $   79,564           $    1,469           $   79,564
                                                              ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Cash paid for interest                                      $       --           $       --           $       --
                                                              ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire mineral properties           $  103,000           $       --           $  253,000
                                                              ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2011 and November 30, 2010, the Company had $79,564 and $238,205 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at May 31, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended May 31, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of May 31, 2011.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

ESMERALDA PROPERTY
On April 15, 2011 the Company entered into a Property Option Agreement with Pyramid Lake LLC and Anthony A. Longo. Pursuant to this agreement, the Company has the option to acquire a 100% interest in the Esmeralda Property by making payments in aggregate of $505,000 and issuing 100,000 common shares and by paying all property maintenance fees and obligations as they come due. The payments are to completing under the following terms:

    Date               Cash         Common Stock
    ----               ----         ------------
April 15, 2011       $ 30,000         100,000     Paid
April 15, 2012       $ 40,000              --
April 15, 2013       $ 50,000              --
April 15, 2014       $ 60,000              --
April 15, 2015       $ 70,000              --
April 15, 2016       $ 80,000              --
April 15, 2017       $ 90,000              --
April 15, 2018       $100,000              --

NOTE 4 - RELATED PARTY TRANSACTION

As of May 31, 2011, there is a balance owing to a former director of the Company in the amount of $1,850. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On December 20, 2010, 23,850,000 common shares were cancelled.

As at February 28, 2011, the Company has 1,000,000 warrants outstanding which are exercisable at $0.50 per warrant and expire on October 29, 2012.

On April 15, 2011, the Company issued 100,000 common shares as part of the acquisition of interests in three mineral properties. These shares were valued at a fair market value of $1.03 per share on the date of issuance for total proceeds of $103,000.

NOTE 7 - INCOME TAXES

For the periods ended May 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $133,700 at May 31, 2011, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

                                                 May 31,             May 31,
                                                  2011                2010
                                                --------            --------
Federal income tax attributable to:
  Current operations                            $  8,654            $    868
  Less: valuation allowance                       (8,654)               (868)
                                                --------            --------
Net provision for Federal income taxes          $     --            $     --
                                                ========            ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 May 31,           November 30,
                                                  2011                2010
                                                --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                  $ 45,458            $ 25,754
  Less: valuation allowance                      (45,458)            (25,754)
                                                --------            --------
Net deferred tax asset                          $     --            $     --
                                                ========            ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2011


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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $133,700 as of May 31, 2011. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 10 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, July 10, 2011, and has determined it does not have any material subsequent events to disclose.

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

Also on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June 2010, we abandoned our former business plan of seeking to market vacation properties. Our name change and forward stock split was effective with the Over-the-Counter Bulletin Board at the opening of trading on June 16, 2010, on which date we adopted the stock symbol "FASV".

OUR CURRENT BUSINESS

On November 26, 2010 we entered into three option agreements with All American Resources LLC for the acquisition of certain mineral property interests located Elko County and White Pine County, Nevada. The interests that we acquired are as follows:

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

To date, we issued 300,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreements.

On April 15, 2011, we entered into a mining lease and option to purchase agreement with Pyramid Lake LLC and Anthony A. Longo for an option to acquire certain unpatented mining claims in Esmeralda County, Nevada.

In order for us to exercise the option and acquire the Esmeralda County property, we are required to make the following payments to the owners:

                    Date                              Payment Amount
                    ----                              --------------
               April 15, 2011                           $ 30,000
               April 15, 2012                           $ 40,000
               April 15, 2013                           $ 50,000
               April 15, 2014                           $ 60,000
               April 15, 2015                           $ 70,000
               April 15, 2016                           $ 80,000
               April 15, 2017                           $ 90,000
               April 15, 2018                           $100,000
               April 15, 2019 - April 15, 2031        * $100,000

----------
* Commencing April 15, 2019, the amount of the payments will be increased (and never decreased) for inflation.

In addition to the payments described above and pursuant to the terms of the option agreement, we issued an aggregate of 100,000 restricted shares of our common stock to the owners. Furthermore, the owners will retain a production royalty of 3% of the net smelter returns.

As a result our entry into the above noted option agreements, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the properties commencing in 2012. Currently, however, we maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

If we are unable to secure additional financing, we will be unable to develop or implement our new business plan, including our prospective exploration plan, and our business may fail.

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to May 31, 2011, we have incurred accumulated net losses of $133,700. As of May 31, 2011, we had total assets of $428,150 and total liabilities of $8,850.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2011 AND 2010 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO MAY 31, 2011

We have not earned any revenues from inception through the period ending May 31, 2011.

                                                                                                 April 30, 2008
                                 Three Months     Three Months     Six Months      Six Months     (Inception)
                                    Ended            Ended           Ended           Ended          through
                                    May 31,          May 31,         May 31,         May 31,         May 31,
                                     2011             2010            2011            2010            2011
                                  ----------       ----------      ----------      ----------      ----------
Revenues                          $      Nil       $      Nil      $      Nil      $      Nil      $      Nil
Expenses                          $   32,500       $   (5,597)     $   57,954      $   (8,147)     $  133,700
Net Loss                          $  (32,500)      $   (5,597)     $  (57,954)     $   (8,147)     $ (133,700)

We incurred a net loss in the amount of $ 32,500 for the three months ended May 31, 2011 compared to $5,597 for the three months ended May 31, 2010. We incurred a net loss of $133,700 for the period from our inception on April 29, 2008 to May 31, 2011.

We incurred a net loss in the amount of $ 57,954 for the six months ended May 31, 2011 compared to $8,147 for the six months ended May 31, 2010.

                                                                                                 April 30, 2008
                                 Three Months     Three Months     Six Months      Six Months     (Inception)
                                    Ended            Ended           Ended           Ended          through
                                    May 31,          May 31,         May 31,         May 31,         May 31,
                                     2011             2010            2011            2010            2011
                                  ----------       ----------      ----------      ----------      ----------
Accounting and legal               $  13,701       $   4,547       $  23,030       $   6,047       $  71,676
Depreciation                       $   1,126       $     Nil       $   1,126       $     Nil       $   1,126
Transfer agent and filing fees     $     320       $     Nil       $   1,640       $     Nil       $   6,817
Miscellaneous fees                 $  13,914       $   1,050       $  17,206       $   2,100       $  22,742
Investor relations                 $   2,097       $     Nil       $  10,897       $     Nil       $  10,897
Explorations costs                 $   1,342       $     Nil       $   4,055       $     Nil       $   4,055
Incorporation costs                $     Nil       $     Nil       $     Nil       $     Nil       $   1,387
General and administrative         $     Nil       $     Nil       $     Nil       $     Nil       $  15,000

Our operating expenses incurred for the three months ended May 31, 2011 included $13,701 for accounting and legal fees, $1,126 in depreciation, $320 in transfer agent and filing fees, $13,914 in miscellaneous fees, $2,097 in investor relations expenses, $1,342 in exploration costs compared to the three months ended May 31, 2010 of $4,547 for accounting and legal fees and $1,050 in miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to May 31, 2011 included $71,676 for accounting and legal fees, $1,126 in depreciation, $6,817 in transfer agent and filing fees, $22,742 in miscellaneous fees, $10,897 in investor relations expenses, $4,055 in exploration costs, $1,387 in incorporation costs and $15,000 in general and administrative expenses.

Our operating expenses incurred for the six months ended May 31, 2011 included $23,030 for accounting and legal fees, $1,126 in depreciation, $1,640 in transfer agent and filing fees, $17,206 in miscellaneous fees, $10,897 in investor relations expenses, $4,055 in exploration costs compared to the six months ended May 31, 2010 of $6,047 for accounting and legal fees and $2,100 in miscellaneous expenses. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                        At May 31,       November 30,
                                                           2011             2010
                                                        ----------       ----------
Current Assets                                          $  105,214       $  238,205
Current Liabilities                                     $    8,850       $   43,951
Working Capital                                         $   96,364       $  194,254

CASH FLOWS

                                                        Six Months       Six Months      April 29, 2008
                                                          Ended            Ended        (Inception) to
                                                          May 31,          May 31,           May 31,
                                                           2011             2010              2011
                                                        ----------       ----------        ----------
Net Cash Provided by (Used in) Operating Activities     $ (117,579)      $   (9,047)       $ (149,374)
Net Cash Provided by (Used In) Investing Activities     $  (41,062)      $      Nil        $  (71,062)
Net Cash Provided by Financing Activities               $      Nil       $      Nil        $  300,000
Net Increase (Decrease) In Cash During The Period       $ (158,641)      $   (9,047)       $   79,564

As of May 31, 2011, our company had working capital of $96,364.

As of May 31, 2011, we had current assets in the amount of $105,214, consisting of cash and prepaid expenses. Our current liabilities as of May 31, 2011 were $8,850.

Our cash used in operating activities was $117,579 for the six months ended May 31, 2011 compared to $9,047 for the same period in 2010 and $149,374 for the period from inception on April 29, 2008 to May 31, 2011.

Our cash used in investing activities was $41,062 for the six months ended May 31, 2011 compared to $Nil for the same period in 2010 and $71,062 for the period from inception on April 29, 2008 to May 31, 2011.

Our cash provided by financing activities was $Nil for the six months ended May 31, 2011 compared to $Nil for the same period in 2010 and $300,000 for the period from inception on April 29, 2008 to May 31, 2011.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $133,700 as of May 31, 2011. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2011 and November 30, 2010, the Company had $79,564 and $238,205 of unrestricted cash to be used for future business operations.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2011, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at May 31, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended May 31, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of May 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2011 we issued an aggregate of 100,000 restricted shares of our common stock. These securities were issued to two U.S. investors under the exemption from registration requirements of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

(3)(I)   ARTICLES OF INCORPORATION; (II) BY-LAWS

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

3.4 Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5 Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

4.1 Sample Stock Certificate (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

(10)     MATERIAL CONTRACTS

10.1 Property Option Agreement between our company and All American Resources LLC with respect to the Mountain City claim dated November 26, 2010 (Incorporated by reference to our Current Report filed on Form 8-K on December 21, 2010).

10.2 Property Option Agreement between our company and All American Resources LLC with respect to the Eagan Canyon claim dated November 26, 2010 (Incorporated by reference to our Current Report filed on Form 8-K on December 21, 2010).

10.3 Property Option Agreement between our company and All American Resources LLC with respect to the Muncy Creek claim dated November 26, 2010 (Incorporated by reference to our Current Report filed on Form 8-K on December 21, 2010).

10.4 Mining Lease and Option to Purchase Agreement between our company, Pyramid Lake LLC and Anthony A. Longo dated April 15, 2011 (Incorporated by reference to our Current Report filed on Form 8-K on May 17, 2011).

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

                                             FIRST AMERICAN SILVER CORP.
                                             (Registrant)


Date: July 15, 2011                          /s/ Thomas Menning
                                             -----------------------------------
                                             Thomas Menning
                                             President, Chief Executive Officer,
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)