Form 10-Q
period 2011-08-31
First American Silver Corp.
filed 2011-10-17
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: August 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-54327


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 55,575,000 common shares issued and outstanding as of October 17, 2011.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

Item 4.  Controls and Procedures..............................................24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........25

Item 3.  Defaults Upon Senior Securities......................................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits.............................................................25

SIGNATURES....................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                            (formerly MAYETOK, INC.)

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                 AUGUST 31, 2011

Balance Sheets as of August 31, 2011 and November 30, 2010 (unaudited)........ 5

Statements of Operations for the three and nine months ended August 31, 2011 and 2010 and the period from April 29, 2008 (inception) to August 31, 2011
(unaudited)................................................................... 6

Statement of Stockholders' Equity as of August 31, 2011 (unaudited)........... 7

Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and the period from April 29, 2008 (inception) to August 31, 2011 (unaudited). 8

Notes to the Financial Statements............................................. 9

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)
                   AS OF AUGUST 31, 2011 AND NOVEMBER 30, 2010

                                                                            August 31,          November 30,
                                                                               2011                 2010
                                                                            ----------           ----------
                                     ASSETS
CURRENT ASSETS
  Cash and bank accounts                                                    $  254,852           $  238,205
  Prepaid expenses                                                              42,254                   --
                                                                            ----------           ----------
      TOTAL CURRENT ASSETS                                                     297,106              238,205

Website development                                                              5,000                   --
Equipment and office improvements (net of depreciation)                          4,666                   --
Mineral properties                                                             354,415              180,000
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $  661,187           $  418,205
                                                                            ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $    3,250           $   36,501
  Accrued professional fees                                                      1,500                5,600
  Due to related party                                                           1,850                1,850
                                                                            ----------           ----------
      TOTAL LIABILITIES                                                          6,600               43,951
                                                                            ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                 --                   --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,575,000 shares issued and outstanding (2010: 78,300,000)                  55,575               78,300
  Additional paid-in capital                                                   634,695              359,218
  Common stock warrants                                                        223,480               12,482
  Deficit accumulated during the exploration stage                            (259,163)             (75,746)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                               654,587              374,254
                                                                            ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  661,187           $  418,205
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
          FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2011

                                        Three Months     Three Months      Nine Months      Nine Months     April 29, 2008
                                           Ended            Ended            Ended            Ended         (Inception) To
                                         August 31,       August 31,       August 31,       August 31,        August 31,
                                            2011             2010             2011             2010              2011
                                        ------------     ------------     ------------     ------------      ------------
REVENUE                                 $         --     $         --     $         --     $         --      $         --
                                        ------------     ------------     ------------     ------------      ------------
OPERATING EXPENSES
  Accounting and legal                        11,646              875           34,677            7,047            83,323
  Depreciation                                 1,231               --            2,356               --             2,356
  Transfer agent and filing fees               1,857               --            3,498               --             8,673
  Miscellaneous fees                          13,905            1,052           21,762            3,152            52,300
  Investor relations                           2,425               --           13,322               --            13,322
  Exploration costs                           69,943               --           73,999               --            73,999
  Consulting                                  10,750               --           10,750               --            10,750
  Incorporation costs                             --               --               --               --             1,387
  Travel                                      13,706               --           23,053               --            23,053
                                        ------------     ------------     ------------     ------------      ------------
TOTAL OPERATING EXPENSES                    (125,463)          (2,501)        (183,417)         (10,199)         (259,163)
                                        ------------     ------------     ------------     ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAX        (125,463)          (2,501)        (183,417)         (10,199)         (259,163)
PROVISION FOR INCOME TAX                          --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

NET LOSS                                $   (125,463)    $     (2,501)    $   (183,417)    $    (10,199)     $   (259,163)
                                        ============     ============     ============     ============      ============

LOSS PER SHARE: Basic and Diluted       $       (.00)    $       (.00)    $       (.00)    $       (.00)
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: Basic and diluted           55,082,609       77,000,000       61,064,671       77,000,000
                                        ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                              AS OF AUGUST 31, 2011

                                                                                                Deficit
                                                                                              Accumulated
                                             Common Stock          Additional     Common       During the       Total
                                        ----------------------       Paid in       Stock      Exploration    Stockholders'
                                        Shares          Amount       Capital      Warrants       Stage          Equity
                                        ------          ------       -------      --------       -----          ------
Inception, April 29, 2008                     --      $      --     $      --     $     --     $      --      $      --

Shares issued to founder on
 June 30, 2008 @ $0.00028
 per share                            52,500,000         52,500       (37,500)          --            --         15,000

Private placement on
 April 30, 2008 @ $0.00143 per
 share                                24,500,000         24,500        10,500           --            --         35,000

Net loss for the year                         --             --            --           --       (13,639)       (13,639)
                                     -----------      ---------     ---------     --------     ---------      ---------
Balance, November 30, 2008            77,000,000         77,000       (27,000)          --       (13,639)        36,361

Net loss for the year                         --             --            --           --       (16,345)       (16,345)
                                     -----------      ---------     ---------     --------     ---------      ---------
Balance, November 30, 2009            77,000,000         77,000       (27,000)          --       (29,984)        20,016

Private placement on October 29,
 2010 @ $0.25 per share                1,000,000          1,000       236,518       12,482            --        250,000

Common stock issued in relation
 to acquisition of mineral properties    300,000            300       149,700           --            --        150,000

Net loss for the year                         --             --            --      (45,762)      (45,762)
                                     -----------      ---------     ---------     --------     ---------      ---------
Balance, November 30, 2010            78,300,000         78,300       359,218       12,482       (75,746)       374,254

Cancellation of stock                (23,850,000)       (23,850)       23,850           --            --             --

Common stock issued in relation to
 acquisition of mineral properties       100,000            100       102,900           --            --        103,000

Common stock issued for cash           1,000,000          1,000       138,002      210,998       350,000

Common stock issued for services          25,000             25        10,725           --            --         10,750

Net loss for the period                       --             --            --           --      (183,417)      (183,417)
                                     -----------      ---------     ---------     --------     ---------      ---------

Balance, August 31, 2011              55,575,000      $  55,575     $ 634,695     $223,480     $(259,163)     $ 654,587
                                     ===========      =========     =========     ========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2011

                                                                        Nine Months        Nine Months      April 29, 2008
                                                                          Ended              Ended          (Inception) To
                                                                        August 31,         August 31,         August 31,
                                                                           2011               2010               2011
                                                                        ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $ (183,417)        $  (10,199)        $ (259,163)
  Adjustment for non-cash item:
     Amortization                                                            2,356                 --              2,356
     Consulting fees paid in stock                                          10,750                 --             10,750
  Adjustments to Reconcile Net Loss to Net Cash Used in
   Operating Activities:
     Changes in operating assets and liabilities:
       (Increase) Decrease in prepaid expenses                             (42,254)                --            (42,254)
       Increase in accounts payable                                        (33,251)               350              3,250
       Increase in accrued professional fees                                (4,100)                --              1,500
       Increase in due to related party                                         --                 --              1,850
                                                                        ----------         ----------         ----------
           CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (249,916)            (9,849)          (281,711)
                                                                        ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in website development                                           (5,000)                --             (5,000)
  Purchase of equipment and office improvements                             (7,022)                --             (7,022)
  Acquisition of mineral properties                                        (71,415)                --           (101,415)
                                                                        ----------         ----------         ----------
           CASH FLOWS USED IN INVESTING ACTIVITIES                         (83,437)                --           (113,437)
                                                                        ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                               350,000                 --            650,000
                                                                        ----------         ----------         ----------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     350,000                 --            650,000
                                                                        ----------         ----------         ----------
NET INCREASE (DECREASE) IN CASH                                             16,647             (9,849)           254,852

CASH, BEGINNING OF PERIOD                                                  238,205             10,516                 --
                                                                        ----------         ----------         ----------

CASH, END OF PERIOD                                                     $  254,852         $      667         $  254,852
                                                                        ==========         ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                            $       --         $       --         $       --
                                                                        ==========         ==========         ==========
  Cash paid for interest                                                $       --         $       --         $       --
                                                                        ==========         ==========         ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire mineral properties                     $  103,000         $       --         $  253,000
                                                                        ==========         ==========         ==========
  Common stock issued for consulting services                           $   10,750         $       --         $   10,750
                                                                        ==========         ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2011 and November 30, 2010, the Company had $79,564 and $238,205 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2011, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at August 31, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended August 31, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of August 31, 2011.

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
                         or                      the optionor shall retain a 2%
                     $2,000,000                  NSR (Net Smelter Royalty). In
                                                 case of a $2,000,000, the
                                                 optionor shall retain a 1% NSR.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
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

Date                     Cash      Common Stock
----                     ----      ------------
April 15, 2011       $   15,000      100,000     Paid
April 15, 2012       $   40,000           --
April 15, 2013       $   50,000           --
April 15, 2014       $   60,000           --
April 15, 2015       $   70,000           --
April 15, 2016       $   80,000           --
April 15, 2017       $   90,000           --
April 15, 2018       $  100,000           --

NOTE 4 - RELATED PARTY TRANSACTION

As of August 31, 2011, there is a balance owing to a former director of the Company in the amount of $1,850. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

                                                PPM Warrants
                                                ------------
     Stock price                                $ .25 - .35
     Exercise price                               .50 - .65
     Expected volatility                           42 - 147%
     Expected dividend yield                           0.00%
     Risk-free rate over the estimated
      expected term of the warrants                .34 - 37%
     Expected term (in years)                             2

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

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


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

On July 1, 2011, the Company issued 25,000 common shares for consulting services. These shares were valued at $10,750 which represents the fair market value on the date the agreement was signed.

On July 13, 2011, the Company completed a private placement whereby it issued 1,000,000 units at $0.35 each for gross proceeds of $350,000 to an unrelated third party. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.65 expiring on July 13, 2013.

NOTE 7 - INCOME TAXES

For the periods ended August 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $248,413 at August 31, 2011, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

                                          August 31, 2011     August 31, 2010
                                          ---------------     ---------------
Federal income tax attributable to:
  Current operations                        $  39,002           $   3,467
  Less: valuation allowance                   (39,002)             (3,467)
                                            ---------           ---------

Net provision for Federal income taxes      $      --           $      --
                                            =========           =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                         August 31, 2011     November 30, 2010
                                         ---------------     -----------------
Deferred tax asset attributable to:
  Net operating loss carryover              $  84,460           $  25,754
  Less: valuation allowance                   (84,460)            (25,754)
                                            ---------           ---------

Net deferred tax asset                      $      --           $      --
                                            =========           =========

                           FIRST AMERICAN SILVER CORP.
                            (formerly Mayetok, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 7 - INCOME TAXES (continued)

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $248,413 as of August 31, 2011. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 10- SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, October 14, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

To date, we have issued 300,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreements.

On April 15, 2011, we entered into a mining lease and option to purchase agreement with Pyramid Lake LLC and Anthony A. Longo for an option to acquire certain unpatented mining claims in Esmeralda County, Nevada.

In order for us to exercise the option and acquire the Esmeralda County property, we are required to make the following payments to the owners:

                    Date                             Payment Amount
                    ----                             --------------
               April 15, 2011                           $ 30,000
               April 15, 2012                           $ 40,000
               April 15, 2013                           $ 50,000
               April 15, 2014                           $ 60,000
               April 15, 2015                           $ 70,000
               April 15, 2016                           $ 80,000
               April 15, 2017                           $ 90,000
               April 15, 2018                           $100,000
               April 15, 2019 - April 15, 2031         *$100,000

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From April 29, 2008 (inception) to August 31, 2011, we have incurred accumulated net losses of $248,413. As of August 31, 2011, we had total assets of $661,187 and total liabilities of $6,600.

Results of Operations for the Three and Nine Months Ended August 31, 2011 and 2010 and the period from Inception (April 29, 2008) to August 31, 2011

We have not earned any revenues from inception through the period ending August 31, 2011.

                        Three Months    Three Months    Nine Months     Nine Months    April 29, 2008
                           Ended           Ended          Ended            Ended       (Inception) to
                         August 31,      August 31,     August 31,       August 31,       August 31,
                            2011            2010           2011            2010             2011
                         ----------      ----------     ----------      ----------      ----------
Revenues                 $      Nil      $      Nil     $      Nil      $      Nil      $      Nil
Expenses                 $  114,713      $   (2,501)    $  172,667      $  (10,199)     $  248,413
Net Loss                 $ (114,713)     $   (2,501)    $ (172,667)     $  (10,199)     $ (248,413)

We incurred a net loss in the amount of $ 114,713 for the three months ended August 31, 2011 compared to $2,501 for the three months ended August 31, 2010. We incurred a net loss of $248,413 for the period from our inception on April 29, 2008 to August 31, 2011.

We incurred a net loss in the amount of $ 172,667 for the nine months ended August 31, 2011 compared to $10,199 for the nine months ended August 31, 2010.

                        Three Months    Three Months    Nine Months     Nine Months    April 29, 2008
                           Ended           Ended          Ended            Ended       (Inception) to
                         August 31,      August 31,     August 31,       August 31,       August 31,
                            2011            2010           2011            2010             2011
                         ----------      ----------     ----------      ----------      ----------
Accounting and legal     $   11,646      $      875    $    34,667      $    7,047      $   83,323
Depreciation             $    1,231      $      Nil    $     2,356      $      Nil      $    2,356
Transfer agent and
 filing fees             $    1,856      $      Nil    $     3,498      $      Nil      $    8,673
Miscellaneous fees       $   13,906      $    1,052    $    21,762      $    3,152      $   52,300
Investor relations       $    2,425      $      Nil    $    13,322      $      Nil      $   13,322
Explorations costs       $   69,943      $      Nil    $    73,999      $      Nil      $   73,999
Consulting               $   10,750      $      Nil    $    10,750      $      Nil      $   10,750
Incorporation costs      $      Nil      $      Nil    $       Nil      $      Nil      $    1,387
General and
 administrative          $   13,706      $      Nil    $    23,053      $      Nil      $   23,053

Our operating expenses incurred for the three months ended August 31, 2011 included $11,646 for accounting and legal fees, $1,231 for depreciation, $1,856 for transfer agent and filing fees, $13,906 for miscellaneous fees, $2,425 for investor relations expenses, $69,943 for exploration costs, $10,750 for consulting and $13,706 for general and administrative expenses compared to the three months ended August 31, 2010 of $875 for accounting and legal fees and $1,052 for miscellaneous expenses. Our operating expenses incurred for the period from our inception on April 29, 2008 to August 31, 2011 included $83,323 for accounting and legal fees, $2,356 for deprecation, $8,673 for transfer agent and filing fees, $52,300 for miscellaneous fees, $13.322 for investor relations expenses, $73,999 for exploration costs, $1,387 for incorporation costs and $23,053 for general and administrative expenses.

Our operating expenses incurred for the nine months ended August 31, 2011 included $34,667 for accounting and legal fees, $2,356 in depreciation, $3,498 for transfer agent and filing fees, $21,762 for miscellaneous fees, $13,322 for investor relations expenses, $73,999 for exploration costs, $10,750 for consulting and $23,053 for general and administrative expenses compared to the nine months ended August 31, 2010 of $7,047 for accounting and legal fees and

$3,152 for miscellaneous expenses. We anticipate our operating expenses will increase as we undertake our plan of operations.

Liquidity and Capital Resources

Working Capital

                              At August 31,     November 30,
                                  2011             2010
                               ----------       ----------
Current Assets                 $  297,106       $  238,205
Current Liabilities            $    6,600       $   43,951
Working Capital                $  290,506       $  194,254

Cash Flows

                               Nine Months      Nine Months    April 29, 2008
                                 Ended            Ended        (Inception) to
                               August 31,       August 31,       August 31,
                                  2011             2010             2011
                               ----------       ----------       ----------
Net Cash Provided by (Used in)
 Operating Activities          $ (249,916)      $   (9,849)      $ (281,711)
Net Cash Provided by (Used In)
 Investing Activities          $  (83,437)      $      Nil       $ (113,437)
Net Cash Provided by
 Financing Activities          $  350,000       $      Nil       $  650,000
Net Increase (Decrease) In
 Cash During The Period        $   16,647       $   (9,849)      $  254,852

As of August 31, 2011, we had current assets in the amount of $297,106, consisting of cash and prepaid expenses. Our current liabilities as of August 31, 2011 were $6,600. We had a working capital deficit of $290,506 on August 31, 2011.

Our cash used in operating activities was $249,916 for the nine months ended August 31, 2011 compared to $9,849 for the same period in 2010 and $281,711 for the period from inception on April 29, 2008 to August 31, 2011.

Our cash used in investing activities was $83,437 for the nine months ended August 31, 2011 compared to $Nil for the same period in 2010 and $113,437 for the period from inception on April 29, 2008 to August 31, 2011.

Our cash provided by financing activities was $350,000 for the nine months ended August 31, 2011 compared to $Nil for the same period in 2010 and $650,000 for the period from inception on April 29, 2008 to August 31, 2011.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $259,163 as of August 31, 2011. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2011 and November 30, 2010, our company had $254,852 and $238,205 of unrestricted cash to be used for future business operations.

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

CONCENTRATIONS OF CREDIT RISK

Our company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. Our company believes it is not exposed to any significant credit risk on cash and cash equivalents.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2011, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 1,000,000 at August 31, 2011, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended August 31, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of August 31, 2011.

On June 8, 2010, our company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2011, we issued 1,000,000 units at $0.35 each for gross proceeds of $350,000 in connection with a private placement to an unrelated third party. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.65 expiring on July 13, 2013. We have issued all of the units to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an off-shore transaction relying on Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

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

Exhibit
Number                           Description
------                           -----------
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

101**         Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Filed herewith.
**   To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: October 17, 2011                 /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)