Form 10-Q/A
period 2011-08-31
First American Silver Corp.
filed 2011-11-16
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our quarterly report on Form 10-Q for the period ended August 31, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission on October 17, 2011 (the "Original Filing Date"), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS       XBRL Instance Document

101.SCH       XBRL Taxonomy Schema

101.CAL       XBRL Taxonomy Calculation Linkbase

101.DEF       XBRL Taxonomy Definition Linkbase

101.LAB       XBRL Taxonomy Label Linkbase

101.PRE       XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

ITEM 6. EXHIBITS

Exhibit Number                    Description
--------------                    -----------

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

101**         INTERACTIVE DATA FILE (FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
              AUGUST 31, 2011 FURNISHED IN XBRL).
101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST AMERICAN SILVER CORP.
                                        (Registrant)


Dated: November 15, 2011                /s/ Thomas Menning
                                        ----------------------------------------
                                        Thomas Menning
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Secretary,
                                        Treasurer and Director
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)