Form 10-K
period 2011-11-30
First American Silver Corp.
filed 2012-03-07
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

10597 Double R Blvd., Suite 2, Reno, NV                            89521
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: 775. 323-3278

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
55,700,000 as of February 8, 2012

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   7

Item 1B. Unresolved Staff Comments..........................................  10

Item 2.  Properties.........................................................  10

Item 3.  Legal Proceedings..................................................  12

Item 4.  Mine Safety Disclosures............................................  12

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities..........................  12

Item 6.  Selected Financial Data............................................  13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  19

Item 8.  Financial Statements and Supplementary Data........................  20

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................  37

Item 9A. Controls and Procedures ...........................................  37

Item 9B. Other Information..................................................  38

Item 10. Directors, Executive Officers and Corporate Governance.............  38

Item 11. Executive Compensation.............................................  42

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters........................................  44

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.......................................................  44

Item 14. Principal Accounting Fees and Services.............................  45

Item 15. Exhibits, Financial Statement Schedules............................  45

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

The address of our principal executive office is located at 10597 Double R Blvd, Suite 2, Reno, Nevada, 89521. Our telephone number is (775) 323-3278.

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

OUR CURRENT BUSINESS

On November 26, 2010 we entered into three option agreements with All American Resources LLC for the acquisition of certain mineral property interests located in Elko County and White Pine County, Nevada. The interests that we have acquired are as follows:

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

To date, we have issued 375,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreement.

On April 15, 2011, we entered into a mining lease and option to purchase agreement with Pyramid Lake LLC and Anthony A. Longo, on an ongoing basis expiring April 15, 2031 with respect to the Mount Jackson Project located in Esmeralda County, Nevada, wherein the owners will retain a production royalty of 3% of the net smelter returns. Pursuant to the lease and option agreement, we are required to make the following payments:

                                                    Payment
       Payment Date                                 Amount ($)
       ------------                                 ----------
       April 15, 2011                               30,000 (paid)
       April 15, 2012                               40,000
       April 15, 2013                               50,000
       April 15, 2014                               60,000
       April 15, 2015                               70,000
       April 15, 2016                               80,000
       April 15, 2017                               90,000
       April 15, 2018                              100,000
       April 15, 2019 - April 15, 2031             100,000*

----------
* Commencing April 15, 2019, the amount of payments will be increased (and never decreased) for inflation.

In addition to the payments described above we issued an aggregate 100,000 shares of our common stock, pursuant to the terms of the lease and option agreement.

On September 22, 2011, we entered into a License and Assignment Agreement dated and effective as of September 16, 2011 with our president and director, Thomas
J. Menning. Mr. Menning is the successor in interest of the rights of Universal Gas, Inc. and Universal Exploration, Ltd. (together "Universal") pursuant to an agreement among Universal, Bullion Monarch Company, Polar Resources Co., Camsell River Investments, Ltd., Lameert Management Ltd., and Etel Holdings Ltd. dated May 10, 1979 (the "1979 Agreement"). Pursuant to the License Agreement, we have acquired the rights and obligations of Universal established by the 1979 Agreement and pertaining to 256-square-miles of the Carlin Gold Trend in Elko County, Nevada.

Under the terms of the 1979 Agreement and the License Agreement, we will now be deemed the successor of a specific Right to Participate on a 50 percent basis with ongoing and future projects operated, controlled and/or conveyed by Newmont Mining and Barrick Gold Corporation within the area of interest.

Under the terms of the License Agreement, we will finance the cost of pursuing the rights established in the 1979 Agreement. The distribution of any proceeds will be as follows: After First American has been reimbursed for any and all out-of-pocket expenses, it will share proceeds on an 80/20 percent basis with Mr. Menning. The term of the licensing agreement will be for 10 years with an option to renew for an additional 10 years.

Under the terms of the agreement, a notification of assignment to the operator is required. Both Newmont Mining and Barrick Gold Corp. have been notified.

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

RESEARCH AND DEVELOPMENT

We have not incurred any research and development expenditures over the past two fiscal years.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 10597 Double R Blvd, Suite 2, Reno, Nevada, 89521. Our office space is leased to us at a cost of $1925.00 per month. The office space is currently leased from a third party witch has no affiliation with our company. Additionally, part of the office space is sublet to an unaffiliated third party at the rate of $500.00 per month. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

EMPLOYEES

We have no employees other than our management who devote 90 percent of their time to the business and there are no employment contracts.

INTELLECTUAL PROPERTY

Other than the registered internet name, www.firstamericansilver.com which we own and operate, we do not own, either legally or beneficially, any patent or trademark, and have not registered any rights we may have under copyright.

DESCRIPTION OF SECURITIES

Common Stock

Our authorized capital stock consists of 3,500,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $33,850 as of November 30, 2011 and working capital of $47,894. We have also incurred a cumulative net loss of $613,105 from our inception on April 29, 2008 through November 30, 2011. We estimate that our average monthly operating expenses will be approximately $35,000, including anticipated exploration costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 12, 2012, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

ITEM 2. PROPERTIES

Our principal office is located at 10597 Double R Blvd, Suite 2, Reno, Nevada, 89521. Our office space is leased to us at a cost of $1925.00 per month. The office space is currently leased from a third party witch has no affiliation with the company. Additionally, part of the office space is sublet to an unaffiliated third party at the rate of $500.00 per month. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

MOUNT JACKSON PROJECT

The Mount Jackson project is located in southwestern Nevada approximately 225 kilometres northwest of Las Vegas, and 25 kilometres southwest of the small town of Goldfield. Goldfield is the seat of Esmeralda County, and is a small historically significant mining community on Highway 95. The project is located at the western end of the Cuprite District, and consists of 154 claims totaling approximately 3080 acres (1246 hectares) covering a number of old workings. All of these claims are registered in the names of Anthony Longo and Pyramid Lake LLC and are optioned to First American Silver Corporation. All claims were acquired in 2011.

The project is located within the Walker Lane disturbed belt to the south of Goldfield Caldera. It is underlain by predominately felsic Cenozic volcanic rocks and Cambrian sediments, including the Harkless siltstones and the Emigrant Formation limestones as depicted on the United States Geological Survey Map MF-298, 1972. A dark drusy or vuggy jasperoidal type quartz has been noted to occur in various locations on the property below and proximal to a possible thrust contact between the Harkless formation and the overlying Emigrant limestones. Mineralization is found on the surface along the crest of an antiform near the faulted contact of Harkless sediments and overlying Emigrant limestones. The gold and silver mineralization discovered to date is associated with this siliceous horizon. No mineralogical studies are known at this time, however it appears that the precious metals are associated with finely disseminated sulphides.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol "FASV". Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol "MAYT". On June 16, 2010 our symbol changed to "FASV" in connection with the change of the name of our company from Mayetok Inc. to First American Silver Corp. and our 35 for one (1) forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                               OTC BULLETIN BOARD
              Quarter Ended               High          Low
              -------------               ----          ---
            November 30, 2011            $0.26         $0.14
            August 31, 2011              $0.52         $0.301
            May 31, 2011                 $1.39         $0.425

                               OTC BULLETIN BOARD
              Quarter Ended               High          Low
              -------------               ----          ---
            February 28, 2011            $0.78         $0.73
            November 30, 2010            $0.50         $0.50
            August 31, 2010              $0.60         $0.60
            May 31, 2010(1)                N/A           N/A

----------
(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of February 8, 2012, there were 15 registered holders of record of our common stock and 55,700,000 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Our securities registrar and transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their telephone number is (469) 633-0101. The registrar and transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2011 and November 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We intend to conduct exploration activities on our optioned properties during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

         Expense                                                        Cost
         -------                                                      --------
General and administrative expenses                                   $ 45,000
Management and administrative costs                                   $ 60,000
Legal Fees                                                            $ 15,000
Exploration expenses                                                  $250,000
Option payment expenses                                               $ 30,000
Auditor Fees                                                          $ 10,000
                                                                      --------
                                                                      $410,000
                                                                      ========

Of the $410,000 that we require for the next 12 months, we have $33,850 in cash as of November 30, 2011, and a working capital of $47,894. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2012.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2011.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2011.

Our operating results for the year ended November 30, 2011 are summarized as follows in comparison to our operating results for the same period ended November 30, 2010:

                                                           Year Ended
                                                          November 30,
                                                  2011                   2010
                                                --------               --------
Revenue                                         $     Nil              $    Nil
Operating Expenses                              $ 537,359              $ 45,762
Net Loss                                        $(537,359)             $(45,762)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2011 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2010:

                                                             Year Ended
                                                             November 30,
                                                      2011               2010
                                                    --------           --------
Accounting and legal                                $ 83,437           $ 25,574
Exploration costs                                   $111,182           $    Nil
Consulting fees                                     $ 54,146           $    Nil
Impairment of mineral properties                    $197,336           $    Nil
Transfer agent and filing fees                      $  6,108           $  1,810
Miscellaneous fees                                  $    Nil           $  3,198
General and administrative                          $ 85,150           $ 15,000

The increase in accounting and legal expenses for the year ended November 30, 2011, compared to the same period in fiscal 2010, was mainly due to to increased activity related to the acquisition and maintenance of our mineral properties.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                   At                At
                               November 30,      November 30,      Percentage
                                  2011              2010       Increase/Decrease
                                --------          --------     -----------------
Current Assets                  $ 84,514          $238,205           (65)%
Current Liabilities             $ 36,620          $ 43,951           (17)%
Working Capital                 $ 47,894          $194,254           (75)%

CASH FLOWS

                                                      At                At
                                                  November 30,      November 30,
                                                     2011              2010
                                                  ----------        ----------
Net cash from (used in) operations                $ (330,267)       $    7,689
Net cash (used in) investing activities           $ (224,088)       $  (30,000)
Net cash provided by financing activities         $  350,000        $  250,000
Increase (Decrease) In Cash During The Period     $ (204,355)       $  227,689

We had cash in the amount of $33,850 as of November 30, 2011 as compared to $238,205 as of November 30, 2010. We had working capital of $47,894 as of November 30, 2011 compared to working capital of $194,254 as of November 30, 2010.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

BASIS OF PRESENTATION

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS

We use the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). We adopted a November 30 fiscal year end.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2011 and 2010, respectively, we had $33,850 and $238,205 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

CONCENTRATIONS OF CREDIT RISK

Our company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. Our company believes it is not exposed to any significant credit risk on cash and cash equivalents.

STOCK-BASED COMPENSATION

We account for employee stock-based compensation in accordance with the guidance of ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

We follow ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. We issued 300,000 options to consultants in the current fiscal year.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

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

REVENUE RECOGNITION

We are in the exploration stage and have yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 2,300,000 at November 30, 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the year ended November 30, 2011, as their effect would have been anti-dilutive. Common share equivalents totalling 1,000,000 at November 30, 2010, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended November 30, 2010, as their effect would have been anti-dilutive.

On June 8, 2010, we affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

DIVIDENDS

We have not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although we have taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses will be recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In accordance with ASC 360-10-35-17, an impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Impairment losses totalling $197,336 were recorded in 2011 relating to three unproven properties. No impairment losses were recorded in 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                NOVEMBER 30, 2011

Report of Independent Registered Public Accounting Firm                       21

Balance Sheets as of November 30, 2011 and 2010                               22

Statements of Operations for the years ended November 30, 2011 and
2010 and the period from April 29, 2008 (inception) to November 30, 2011      23

Statement of Stockholders' Equity as of November 30, 2011                     24

Statements of Cash Flows for the years ended November 30, 2011 and
2010 and the period from April 29, 2008 (inception) to November 30, 2011      25

Notes to the Financial Statements                                             26

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
First American Silver Corp.
Reno, Nevada

We have audited the accompanying balance sheets of First American Silver Corp. (the "Company") as of November 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from April 29, 2008 (inception) through November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from April 29, 2008 (inception) through November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-----------------------------------
Bingham Farms, Michigan
February 23, 2012

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                           NOVEMBER 30, 2011 AND 2010

                                                                               2011                 2010
                                                                            ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                    $   33,850           $  238,205
  Prepaid expenses                                                              50,664                    0
                                                                            ----------           ----------
Total current assets                                                            84,514              238,205
                                                                            ----------           ----------
Property and equipment - net                                                     4,909                    0
                                                                            ----------           ----------
Other assets
  Mineral properties                                                           188,226              180,000
  Deposits                                                                     101,925                    0
  Reclamation bond                                                               8,879                    0
  Website - net                                                                  4,167                    0
                                                                            ----------           ----------
Total other assets                                                             303,197              180,000
                                                                            ----------           ----------

Total Assets                                                                $  392,620           $  418,205
                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $   29,620           $   36,501
  Accrued professional fees                                                      7,000                5,600
  Due to related party                                                               0                1,850
                                                                            ----------           ----------

Total liabilities                                                               36,620               43,951
                                                                            ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                  0                    0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,600,000 shares issued and outstanding (78,300,000 - 2010)                 55,600               78,300
  Additional paid-in capital                                                   769,388              359,218
  Common stock warrants                                                        144,117               12,482
  Deficit accumulated during the exploration stage                            (613,105)             (75,746)
                                                                            ----------           ----------
Total Stockholders' Equity                                                     356,000              374,254
                                                                            ----------           ----------

Total Liabilities and Stockholders' Equity                                  $  392,620           $  418,205
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2011

                                                                                                  April 29, 2008
                                                          Year Ended           Year Ended         (Inception) to
                                                          November 30,         November 30,         November 30,
                                                             2011                 2010                 2011
                                                         ------------         ------------         ------------
REVENUES                                                 $          0         $          0         $          0
                                                         ------------         ------------         ------------
OPERATING EXPENSES
  Exploration costs                                           111,182                    0              111,182
  Accounting and legal                                         83,437               25,574              132,083
  Impairment loss on mineral properties                       197,336                    0              197,336
  Consulting fees                                              54,146                    0               54,146
  Transfer agent and filing fees                                6,108                1,810               11,285
  Miscellaneous fees                                                0                3,198                5,536
  Incorporation costs                                               0                    0                1,387
  General and administrative                                   85,150               15,000              100,150
                                                         ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                      537,359               45,762              613,105
                                                         ------------         ------------         ------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX         (537,359)             (45,762)            (613,105)

PROVISION FOR INCOME TAX                                            0                    0                    0
                                                         ------------         ------------         ------------

NET LOSS                                                 $   (537,359)        $    (45,762)        $   (613,105)
                                                         ============         ============         ============

LOSS PER SHARE: BASIC AND DILUTED                        $      (0.01)        $      (0.00)
                                                         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                         56,678,904           77,201,370
                                                         ============         ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2011

                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock         Additional     Common      During the       Total
                                        ----------------------      Paid in       Stock     Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants      Stage          Equity
                                        ------          ------      -------      --------      -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $      --     $      --

Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --           --        15,000

Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --           --        35,000

Net loss for the period                         --           --           --           --      (13,639)      (13,639)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --      (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --      (16,345)      (16,345)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --      (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --           --             0

Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482           --       250,000

Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --           --       150,000

Net loss for the year ended
 November 30, 2010                              --           --           --           --      (45,762)      (45,762)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482      (75,746)      374,254

Cancellation of common shares           23,850,000)     (23,850)      23,850           --           --             0

Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --           --       103,000

Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635           --       350,000

Common stock issued for services            50,000           50       15,200           --           --        15,250

Options issued to consultant                    --           --       50,855           --           --        50,855

Net loss for the year ended
 November 30, 2011                              --           --           --           --     (537,359)     (537,359)
                                        ----------     --------     --------     --------    ---------     ---------

Balance, November 30, 2011              55,600,000     $ 55,600     $769,388     $144,117    $(613,105)    $ 356,000
                                        ==========     ========     ========     ========    =========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2011

                                                                                                      April 29, 2008
                                                              Year Ended           Year Ended         (Inception) to
                                                              November 30,         November 30,         November 30,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $ (537,359)          $  (45,762)          $ (613,105)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used In) Operating Activities:
     Depreciation and amortization                                 1,646                    0                1,646
     Stock issued for services                                    15,250                    0               15,250
     Stock options issued for services                            50,855                    0               50,855
     Impairment loss on mineral properties                       197,336                    0              197,336
  Changes in operating assets and liabilities:
     Increase in prepaid expenses                                (50,664)              15,000              (50,664)
     Decrease in accounts payable                                 (6,881)              34,601               29,620
     Increase in accrued expenses                                  1,400                2,100                7,000
     Decrease in due to related party                             (1,850)               1,750                    0
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (330,267)               7,689             (362,062)
                                                              ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (5,722)                   0               (5,722)
  Purchase of reclamation bond                                    (8,879)                   0               (8,879)
  Website development costs                                       (5,000)                   0               (5,000)
  Increase in deposits                                          (101,925)                   0             (101,925)
  Acquisition of mineral properties                             (102,562)             (30,000)            (132,562)
                                                              ----------           ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                           (224,088)             (30,000)            (254,088)
                                                              ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                     350,000              250,000              650,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                        350,000              250,000              650,000
                                                              ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (204,355)             227,689               33,850

CASH, BEGINNING OF PERIOD                                        238,205               10,516                    0
                                                              ----------           ----------           ----------

CASH, END OF PERIOD                                           $   33,850           $  238,205           $   33,850
                                                              ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $        0           $        0           $        0
                                                              ==========           ==========           ==========
  Cash paid for interest                                      $        0           $        0           $        0
                                                              ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                               $   23,850           $        0           $   23,850
                                                              ==========           ==========           ==========
  Common stock issued to acquire mineral properties           $  103,000           $  150,000           $  253,000
                                                              ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 1 - NATURE OF OPERATIONS

Mayetok, Inc. ("the Company") was incorporated in the state of Nevada on April 29, 2008.

On June 8, 2010, the Company changed its name to First American Silver Corp.

In October 2010, the Company entered into Property Option Agreements to acquire 100% interests in three mineral properties located in Nevada. On April 15, 2011 the Company entered into a Property Option Agreement with Pyramid Lake LLC and Anthony A. Longo to acquire a 100% interest in the Esmeralda Property, also located in Nevada. These properties have been acquired for prospecting, exploration and production of gold, silver, and all other metals. Development and exploration activities are currently being undertaken.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2011 and 2010, respectively, the Company had $33,850 and $238,205 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


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

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The Company issued 300,000 options to consultants in the current fiscal year.

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 2,300,000 at November 30, 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the year ended November 30, 2011, as their effect would have been anti-dilutive. Common share equivalents totalling 1,000,000 at November 30, 2010, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended November 30, 2010, as their effect would have been anti-dilutive.

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

Impairment losses will be recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In accordance with ASC 360-10-35-17, an impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Impairment losses totalling $197,336 were recorded in 2011 relating to three unproven properties. No impairment losses were recorded in 2010.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2011:

                                                                      2011
                                                                    --------
     Rent                                                           $  9,625
     Consulting                                                       38,140
     Other                                                             2,899
                                                                    --------
     Total prepaid expenses                                         $ 50,664
                                                                    ========

NOTE 5 - DEPOSITS

Deposits consisted of the following at November 30, 2011:

                                                                      2011
                                                                    --------
     Deposit paid to drilling company                               $100,000
     Security deposit                                                  1,925
                                                                    --------
     Total deposits                                                 $101,925
                                                                    ========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at November 30, 2011:

                                                                      2011
                                                                    --------
     Office furniture and equipment                                 $  5,722
     Less: Accumulated depreciation                                     (813)
                                                                    --------
     Property and equipment - net                                   $  4,909
                                                                    ========

Depreciation expense was $1,750 and $1,689 for the years ended November 30, 2011 and 2010, respectively.

NOTE 7 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                      2011
                                                                    --------

     Website development costs                                      $  5,000
     Less: accumulated amortization                                     (833)
                                                                    --------
     Website development costs, net                                 $  4,167
                                                                    ========

Amortization expense was $833 and $0 for the years ended November 30, 2011 and 2010, respectively.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 8 - RELATED PARTY TRANSACTION

As of November 30, 2010, there was a balance owing to a former director of the Company in the amount of $1,850. The amount was unsecured, non-interest bearing and had no specific terms of repayment. It was repaid during the year ended November 30, 2011.

NOTE 9 - COMMON STOCK WARRANTS

The Company issued 1,000,000 common stock warrants in 2011 and 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, will be classified in stockholders' equity as they meet the definition of "...indexed to the issuer's stock" in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company's Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placements at $131,635 for the 2011 warrants and $12,482 for the 2010 warrants as of the grant date using the Black-Scholes option pricing model.

The warrants issued in connection with the private placements have been accounted for as equity transactions for the years ended November 30, 2011 and 2010.

Key assumptions used by the Company in the Black-Scholes pricing models are summarized as follows:

                                                  2011                 2010
                                              PPM Warrants         PPM Warrants
                                              ------------         ------------
     Stock price                                  $ .35                $ .25
     Exercise price                                .65                  .50
     Expected volatility                          147%                  42%
     Expected dividend yield                      0.00%                0.00%
     Risk-free rate over the estimated
     expected term of the warrants                .37%                 .34%
     Expected term (in years)                       2                    2

NOTE 10 - COMMON STOCK OPTIONS

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged to compensation expense and additional paid-in capital over the period during which services are rendered. The Company issued 50,000 common shares, and 300,000 options, to consultants in the current fiscal year.

The Company has estimated the fair value of the options issued at $50,855 as of the grant date using the Black-Scholes option pricing model. The expense is being recognized over the vesting term of the options. As such, $38,141 has been recorded as a prepaid expense, and $12,714 has been recognized as consulting expense in the current year.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 10 - COMMON STOCK OPTIONS

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

                                                         2011 Consultant
                                                             Options
                                                             -------

     Stock price                                               $.22
     Exercise price                                            $.24
     Expected volatility                                       109%
     Expected dividend yield                                   0.00%
     Risk-free rate over the estimated expected
     life of the warrants                                      0.93%
     Expected term (in years)                                    5

NOTE 11 - STOCKHOLDERS' EQUITY

The company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

The company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.

In 2008, the Company issued 77,000,000 common shares for total proceeds of $50,000.

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

On November 26, 2010, the Company issued 300,000 common shares as part of the acquisition of interests in three mineral properties. These shares were valued at a fair market value of $.50 per share on the date of issuance for total value of $150,000.

On December 20, 2010, the Company cancelled 23,850,000 common shares.

On April 15, 2011, the Company issued 100,000 common shares as part of the acquisition of an interest in a mineral property. These shares were valued at a fair market value of $1.03 per share on the date of issuance for total value of $103,000.

On July 1, and October 1, 2011, the Company issued 25,000 common shares to a consultant for services. The shares issued on July 1, 2011 were valued at $4,500; the shares issued on October 1, 2011 were valued at $10,725.

On July 13, 2011, the Company completed a private placement whereby it issued 1,000,000 units at $0.35 each for gross proceeds of $350,000 to an unrelated third party. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.65 expiring on July 13, 2013.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 12 - INCOME TAXES

For the years ended November 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $613,105 at November 30, 2011, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2011 and 2010:

                                                   2011                 2010
                                                ----------           ----------
Federal income tax attributable to:
Current operations                              $  182,702           $   15,559
Less: valuation allowance                         (182,702)             (15,559)
                                                ----------           ----------
Net provision for Federal income taxes          $        0           $        0
                                                ==========           ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2011 and 2010:

                                                   2011                 2010
                                                ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  208,456           $   25,754
Less: valuation allowance                         (208,456)             (25,754)
                                                ----------           ----------
Net deferred tax asset                          $        0           $        0
                                                ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $613,105 as of November 30, 2011. Management continues to seek funding from its shareholders and other qualified investors.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 14 - COMMITMENTS AND CONTINGENCIES

On November 26, 2010 we entered into three agreements with All American Resources LLC in regard to the acquisition of certain property interests. The interests that we have acquired are as follows:

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

Make certain restricted common stock share issuances to All American Resources LLC under the terms of the option agreements, periodically to the ninth anniversary of the agreement (300,000 shares in regard to each property, with 100,000 shares in the first year and 25,000 shares each year thereafter).

On or before the tenth anniversary of the option agreement, in addition to the payments described above, paying to All American Resources $1,000,000, in which case All American Resources shall retain a two percent (2%) mineral production royalty (the "Royalty") or, paying to All American Resources $2,000,000, in which case All American Resources shall retain a one percent (1%) royalty.

On April 15, 2011, the Company entered into a mining lease and option purchase agreement with Pyramid Lake LLC and Anthony A. Longo whereby we acquired an interest in the Esmeralda property.

In regard to the above option agreement, our obligations for each property consist of:

Making payments in the aggregate amount of $1,820,000 ranging from $30,000 to $100,000 commencing in the year 2011 and completing in the year 2031.

On September 22, 2011, the Company entered into a License and Assignment Agreement with its President, Mr. Tom Menning, whereby Mr. Menning has assigned 80% of his rights to participate on a 50% basis with ongoing and future projects operated, controlled and conveyed within the area of interest.

Under the terms of the License Agreement, the Company will finance the cost of pursuing rights for 80% percent of future proceeds received from the rights. The term of the agreement is 10 years with an option to renew for an additional 10 years.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011


NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                          Position Held                       Date First Elected
  Name                  with the Company             Age         or Appointed
  ----                  ----------------             ---         ------------
Thomas Menning      President, Chief Financial       60          March 2, 2011
                    Officer, Secretary,
                    Treasurer and Director

Robert Suda         Director                         60          May 4, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

THOMAS MENNING - PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER AND DIRECTOR

Mr. Menning has been semi retired for the last eleven years. However, during this time, he did start up two new ventures involved in the mining industry. Canadian American Mining Company, LLC, incorporated on October 25, 1999 and All American Resources LLC, incorporated on May 15, 2011. Since their inception, Mr. Menning has served as the managing partner for both entities and continues to do so to this day. Canadian American Mining Company, LLC was formed for the purpose of holding various long and short-term investments. The company has never had any employees and its' revenues have been driven by mining royalty income, the sale of securities and the sale of real estate assets. All American Resources, LLC was formed for the purpose of acquiring distressed real estate primarily in the State of Nevada. Over time the company has acquired many undeveloped properties, patented mining claims and invested in publicly traded mining companies (primarily through private placements).

ROBERT SUDA - VICE PRESIDENT, EXPLORATION AND DIRECTOR

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

     1. been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     2. had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

     3. been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

     4. been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2011, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                             Number of
                                         Transactions Not
                   Number of Late          Reported on a         Failure to File
Name                  Reports              Timely Basis          Requested Forms
----                  -------              ------------          ---------------
Thomas Menning          1 (1)                   3                      Nil

----------
(1) the director or office was late filing a Form 4, Notice of Change of Beneficial Ownership.

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

CODE OF ETHICS

On February 13, 2012, our board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company's chief executive officer, president and chief financial officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

     1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

     3.   compliance with applicable governmental laws, rules and regulations;

     4. the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

     5.   accountability for adherence to the Code of Ethics and Business
          Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Ethics and Business Conduct by another.

Our Code of Ethics and Business Conduct will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: First American Silver Corp., 10597 Double R. Boulevard, Suite 2, Reno, Nevada 89521.

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

ITEM 11.   EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2011 and 2010; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation     All Other
 Position          Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------  ---------  ---------  ---------------  -----------   ---------------  ---------
Thomas Menning(1)  2011     N/A         N/A       N/A        N/A          N/A             N/A             N/A            N/A
President, Chief   2010     N/A         N/A       N/A        N/A          N/A             N/A             N/A            N/A
Executive Officer,
Chief Financial
Officer, Secretary,
Treasurer and
Director

Robert Suda(2)     2011     N/A         N/A       N/A        N/A          N/A             N/A             N/A            N/A
Director and Vice  2010     N/A         N/A       N/A        N/A          N/A             N/A             N/A            N/A
President of
Exploration,
former President,
Chief Executive
Officer, Chief
Financial Officer,
Secretary,
Treasurer

----------
(1) Mr. Menning was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on March 2, 2011.
(2) Mr. Suda was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on May 4, 2010 and resigned from all officer positions on March 2, 2011.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

STOCK OPTION PLAN

On November 10, 2011, our directors approved the adoption of our 2011 Stock Option Plan which permits our company to issue options to acquire up to 2,500,000 shares of our common stock by directors, officers, employees and consultants of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2011 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2011.

OPTION EXERCISES

During our Fiscal year ended November 30, 2011 there were no options exercised by our named officers. \

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2011, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2011.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 8, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                Amount and Nature
   Name and Address                  Title        of Beneficial    Percentage of
 of Beneficial Owner                of Class        Ownership         Class (1)
 -------------------                --------        ---------         ---------
Thomas J. Menning                     Common        7,936,000           14.24%
11380 S. Virginia Street, #2011
Reno, NV 89511

Robert Suda                           Common        8,000,000           14.36%
4323 S. Evergreen Rd.
Veradale, WA 99037

Directors and Officers as a group     Common       15,936,000           28.61%

Henry H. Tonking                      Common        8,000,000           14.36%
546 Lantern Ct.
Incline Village, NV 89451

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 8, 2012 .As of February 8, 2012, there were 55,700,000 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with two directors, including Robert Suda and Thomas Menning. We have determined that neither of our directors is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2011 and for the fiscal year ended November 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                              Year Ended
                                November 30, 2011      November 30, 2010
                                -----------------      -----------------
                                       $                      $
     Audit Fees                      7,000                  4,500
     Audit Related Fees              2,725                  2,600
     Tax Fees                          Nil                    Nil
     All Other Fees                    Nil                    Nil
     Total                           9,725                  7,100

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

10.5 Assignment and License Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

(14)      CODE OF ETHICS

14.1*     Code of Ethics

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

101       INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-K for the year ended November 30, 2011 furnished in XBRL).
101.INS   XBRL Instance Document
101.SCH   XBRL Taxonomy Extension Schema Document
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

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

                                  FIRST AMERICAN SILVER CORP.
                                        (Registrant)


Dated: March 5, 2012              /s/ Thomas Menning
                                  ----------------------------------------------
                                  Thomas Menning
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director
                                  (Principal Executive Officer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 5, 2012              /s/ Thomas Menning
                                  ----------------------------------------------
                                  Thomas Menning
                                  President, Chief Financial Officer, Secretary,
                                  Treasurer and Director
                                  (Principal Executive Officer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer)


Dated: March 5, 2012              /s/ Robert Suda
                                  ----------------------------------------------
                                  Robert Suda
                                  Vice President, Exploration and Director