Form 10-Q
period 2012-02-29
First American Silver Corp.
filed 2012-04-23
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2012
                                       or

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

55,700,000 common shares issued and outstanding as of April 20, 2012.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           24

Item 4.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Mine Safety Disclosure                                               25

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             26

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                FEBRUARY 29, 2012

Balance Sheets as of February 29, 2012 and November 30, 2011 (unaudited)      5

Statements of Operations for the three months ended February 29, 2012 and February 28, 2011 and the period from April 29, 2008 (inception) to
February 29, 2012 (unaudited)                                                 6

Statement of Stockholders' Equity as of February 29, 2012 (unaudited)         7

Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and the period from April 29, 2008 (inception) to
February 29, 2012 (unaudited)                                                 8

Notes to the Financial Statements                                             9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (UNAUDITED)

                                                                           February 29,          November 30,
                                                                               2012                 2011
                                                                            ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                    $    8,520           $   33,850
  Prepaid expenses                                                              38,175               50,664
                                                                            ----------           ----------
Total current assets                                                            46,695               84,514
                                                                            ----------           ----------

Property and equipment - net                                                     4,194                4,909
                                                                            ----------           ----------
Other assets
  Mineral properties                                                           197,976              188,226
  Deposits                                                                      51,925              101,925
  Reclamation bond                                                               8,879                8,879
  Website - net                                                                  3,917                4,167
                                                                            ----------           ----------
Total other assets                                                             262,697              303,197
                                                                            ----------           ----------

Total Assets                                                                $  313,586           $  392,620
                                                                            ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $   40,402           $   29,620
  Accrued professional fees                                                      8,500                7,000
  Due to related party                                                           1,850                    0
                                                                            ----------           ----------
Total liabilities                                                               50,752               36,620
                                                                            ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                  0                    0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,700,000 shares issued and outstanding (55,600,000 - 2011)                 55,700               55,600
  Additional paid-in capital                                                   781,788              769,388
  Common stock warrants                                                        144,117              144,117
  Deficit accumulated during the exploration stage                            (718,771)            (613,105)
                                                                            ----------           ----------
Total Stockholders' Equity                                                     262,834              356,000
                                                                            ----------           ----------

Total Liabilities and Stockholders' Equity                                  $  313,586           $  392,620
                                                                            ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 29, 2012
                                   (UNAUDITED)

                                                          Three Months        Three Months       April 29, 2008
                                                             Ended               Ended           (Inception) to
                                                          February 29,        February 28,        February 29,
                                                              2012                2011                2012
                                                          ------------        ------------        ------------
REVENUES                                                  $          0        $          0        $          0
                                                          ------------        ------------        ------------
OPERATING EXPENSES
  Exploration costs                                             14,753               2,713             125,935
  Accounting and legal                                          31,804               9,329             163,887
  Impairment loss on mineral properties                              0                   0             197,336
  Consulting fees                                               37,829                   0              91,975
  Transfer agent and filing fees                                   607               1,320              11,892
  Miscellaneous fees                                                 0               3,292               5,536
  Incorporation costs                                                0                   0               1,387
  General and administrative                                    20,673               8,800             120,823
                                                          ------------        ------------        ------------
TOTAL OPERATING EXPENSES                                       105,666              25,454             718,771
                                                          ------------        ------------        ------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX          (105,666)            (25,454)           (718,771)

PROVISION FOR INCOME TAX                                             0                   0                   0
                                                          ------------        ------------        ------------

NET LOSS                                                  $   (105,666)       $    (25,454)       $   (718,771)
                                                          ============        ============        ============

LOSS PER SHARE: BASIC AND DILUTED                         $      (0.00)       $      (0.00)
                                                          ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                          55,644,231          62,400,000
                                                          ============        ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             AS OF FEBRUARY 29, 2012

                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock         Additional     Common      During the       Total
                                        ----------------------      Paid in       Stock     Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants      Stage          Equity
                                        ------          ------      -------      --------      -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $      --     $      --

Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --           --        15,000

Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --           --        35,000

Net loss for the period                         --           --           --           --      (13,639)      (13,639)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --      (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --      (16,345)      (16,345)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --      (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --           --             0

Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482           --       250,000

Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --           --       150,000

Net loss for the year ended
 November 30, 2010                              --           --           --           --      (45,762)      (45,762)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482      (75,746)      374,254

Cancellation of common shares           23,850,000)     (23,850)      23,850           --           --             0

Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --           --       103,000

Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635           --       350,000

Common stock issued for services            50,000           50       15,200           --           --        15,250

Options issued to consultant                    --           --       50,855           --           --        50,855

Net loss for the year ended
 November 30, 2011                              --           --           --           --     (537,359)     (537,359)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, November 30, 2011              55,600,000       55,600      769,388      144,117     (613,105)      356,000

Common stock issued for services            25,000           25        2,725           --           --         2,750

Common stock issued for mineral
 properties                                 75,000           75        9,675           --           --         9,750

Net loss for the period ended
 February 29, 2012                              --           --           --           --     (105,666)     (105,666)
                                        ----------     --------     --------     --------    ---------     ---------
Balance, February 29, 2012              55,700,000     $ 55,700     $781,788     $144,117    $(718,771)    $ 262,834
                                        ==========     ========     ========     ========    =========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 29, 2012
                                   (UNAUDITED)

                                                            Three Months         Three Months        April 29, 2008
                                                               Ended                Ended            (Inception) to
                                                            February 29,         February 28,         February 29,
                                                                2012                 2011                 2012
                                                             ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $ (105,666)          $  (25,454)          $ (718,771)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used In) Operating Activities:
     Depreciation and amortization                                  965                    0                2,611
     Stock issued for services                                    2,750                    0               18,000
     Stock options issued for services                                0                    0               50,855
     Impairment loss on mineral properties                            0                    0              197,336
  Changes in operating assets and liabilities:
     Prepaid expenses                                            12,489                 (800)             (38,175)
     Accounts payable                                            10,782              (18,266)              40,402
     Accrued expenses                                             1,500                1,000                8,500
     Due to related party                                         1,850                    0                1,850
                                                             ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                           (75,330)             (43,520)            (437,392)
                                                             ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  0                    0               (5,722)
  Purchase of reclamation bond                                        0                    0               (8,879)
  Website development costs                                           0               (5,000)              (5,000)
  (Increase) Decrease in deposits                                50,000                    0              (51,925)
  Acquisition of mineral properties                                   0                    0             (132,562)
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              50,000               (5,000)            (204,088)
                                                             ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                          0                    0              650,000
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             0                    0              650,000
                                                             ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (25,330)             (48,520)               8,520

CASH, BEGINNING OF PERIOD                                        33,850              238,205                    0
                                                             ----------           ----------           ----------
CASH, END OF PERIOD                                          $    8,520           $  189,685           $    8,520
                                                             ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $        0           $        0           $        0
                                                             ==========           ==========           ==========
  Cash paid for interest                                     $        0           $        0           $        0
                                                             ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                              $        0           $        0           $   23,850
                                                             ==========           ==========           ==========
  Common stock issued to acquire mineral properties          $    9,750           $        0           $  262,750
                                                             ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012 and November 30, 2011, respectively, the Company had $8,520 and $33,850 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at February 29, 2012, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended February 29, 2012, as their effect would have been anti-dilutive.

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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000     Paid
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000     Paid
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
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

Date                     Cash      Common Stock
----                     ----      ------------
November 2, 2010     $   10,000      100,000     Paid
October 29, 2012     $       --       25,000     Paid
October 29, 2013     $   10,000       25,000
October 29, 2014     $   10,000       25,000
October 29, 2015     $   10,000       25,000
October 29, 2016     $   20,000       25,000
October 29, 2017     $   30,000       25,000
October 29, 2018     $   40,000       25,000
October 29, 2019     $   50,000       25,000
October 29, 2020     $1,000,000                  In case of $1,000,000 payment,
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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following at February 29, 2012:

                                        2012
                                      --------
Rent                                  $  2,888
Consulting                              34,963
Other                                      324
                                      --------
Total prepaid expenses                $ 38,175
                                      ========

NOTE 5 - DEPOSITS

Deposits consisted of the following at February 29, 2012:

                                        2012
                                      --------
Deposit paid to drilling company      $ 50,000
Security deposit                         1,925
                                      --------
Total deposits                        $ 51,925
                                      ========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at February 29, 2012:

                                        2012
                                      --------
Office furniture and equipment        $  5,722
Less: Accumulated depreciation          (1,528)
                                      --------
Property and equipment - net          $  4,194
                                      ========

NOTE 7 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                        2012
                                      --------
Website development costs             $  5,000
Less: accumulated amortization          (1,083)
                                      --------
Website development costs, net        $  3,917
                                      ========

NOTE 9 - COMMON STOCK OPTIONS

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

The Company has estimated the fair value of the options issued at $50,855 as of the grant date using the Black-Scholes option pricing model. The expense is being recognized over the vesting term of the options. As such, $34,963 is a prepaid expense at February 29, 2012, and $15,892 has been recognized as consulting expense in the current quarter.

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

NOTE 10 - STOCKHOLDERS' EQUITY

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

On July 1, October 1, 2011, and January 1, 2012 the Company issued 25,000 common shares to a consultant for services. The shares issued on July 1, 2011 were valued at $4,500; the shares issued on October 1, 2011 were valued at $10,725; the shares issued on January 1, 2012 were valued at $2,750.

On July 13, 2011, the Company completed a private placement whereby it issued 1,000,000 units at $0.35 each for gross proceeds of $350,000 to an unrelated third party. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.65 expiring on July 13, 2013.

On January 26, 2012, the Company issued 75,000 common shares as part of the acquisition of interests in three mineral properties.

NOTE 11 - INCOME TAXES

For the three months ended February 29, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $718,771 at February 29, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of February 29, 2012 and February 28, 2011:

                                                 February 29,       February 28,
                                                     2012               2011
                                                   --------           --------
Federal income tax benefit attributable to:
  Current operations                               $ 35,926           $  8,654
Less: valuation allowance                           (35,926)            (8,654)
                                                   --------           --------
Net provision for Federal income taxes             $      0           $      0
                                                   ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 29, 2012 and November 30, 2011:

                                              February 29,          November 30,
                                                  2012                 2011
                                               ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                 $  244,382           $  208,456
Less: valuation allowance                        (244,382)            (208,456)
                                               ----------           ----------
Net deferred tax asset                         $        0           $        0
                                               ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $718,771 as of February 29, 2012. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14- SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

                    Date                             Payment Amount
                    ----                             --------------
               April 15, 2011                           $ 30,000  (paid)
               April 15, 2012                           $ 40,000
               April 15, 2013                           $ 50,000
               April 15, 2014                           $ 60,000
               April 15, 2015                           $ 70,000
               April 15, 2016                           $ 80,000
               April 15, 2017                           $ 90,000
               April 15, 2018                           $100,000
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

Under the terms of the 1979 Agreement, a notification of assignment to the operator is required. Both Newmont Mining and Barrick Gold Corp. have been notified.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO FEBRUARY 29, 2012

We have not earned any revenues from inception through the period ending February 29, 2012.

                                                                  April 29, 2008
                         Three Months          Three Months         (Inception)
                             Ended                Ended                 to
                          February 29,         February 28,         February 29,
                             2012                 2011                 2012
                          ----------           ----------           ----------
Revenues                  $      Nil           $      Nil           $      Nil
Expenses                  $ (105,666)          $  (25,454)          $ (718,771)
Net Loss                  $ (105,666)          $  (25,454)          $ (718,771)

We incurred a net loss in the amount of 105,666 for the three months ended February 29, 2012 compared to $25,454 for the three months ended February 28, 2011. We incurred a net loss of $718,771 for the period from our inception on April 29, 2008 to February 29, 2012.

                                                                            April 29, 2008
                                         Three Months       Three Months      (Inception)
                                             Ended             Ended              to
                                          February 29,      February 28,      February 29,
                                             2012              2011              2012
                                           --------          --------          --------
Exploration costs                          $ 14,753          $  2,713          $125,935
Accounting and legal                       $ 31,804          $  9,329          $163,887
Impairment loss on mineral properties      $    Nil          $    Nil          $197,336
Consulting fees                            $ 37,829          $    Nil          $ 91,975
Transfer agent and filing fees             $    607          $  1,320          $ 11,892
Miscellaneous fees                         $    Nil          $  3,292          $  5,536
Incorporation costs                        $    Nil          $    Nil          $  1,387
General and administrative                 $ 20,673          $  8,800          $120,823

Our operating expenses incurred for the three months ended February 29, 2012 included $14,753 for exploration costs, $31,804 for accounting and legal fees, $Nil for impairment loss on mineral properties, $37,829 for consulting fees, $607 for transfer agent and filing fees, $Nil for miscellaneous fees and $Nil for incorporation costs and $20,673 for general and administrative expenses compared to the three months ended February 28, 2011 of $2,713 for exploration costs, $9,329 for accounting and legal fees, $Nil for impairment loss on mineral properties, $Nil for consulting fees,$1,320 for transfer agent and filing fees, $3,292 for miscellaneous expenses, $Nil for incorporation costs, $Nil for general and administrative and $8,800 for investor relations. Our operating expenses incurred for the period from our inception on April 29, 2008 to February 29, 2012 included $125,935 for exploration costs, $163,887 for accounting and legal fees, $197,336 for impairment loss on mineral properties, $91,975 for consulting fees, $11,892 for transfer agent and filing fees, $5,536 for miscellaneous fees and $1,387 for incorporation costs and $120,823 for general and administrative expenses. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                            At
                                                        February 29,      November 30,
                                                           2012              2011
                                                         --------          --------
Current Assets                                           $ 46,695          $ 84,514
Current Liabilities                                      $ 50,752          $ 36,620
Working Capital                                          $ (4,057)         $ 47,894

CASH FLOWS
                                                                                            April 29, 2008
                                                        Three Months       Three Months       (Inception)
                                                            Ended             Ended               to
                                                         February 29,      February 28,       February 29,
                                                            2012              2011               2012
                                                         ----------        ----------         ----------
Net Cash Provided by (Used in) Operating Activities      $  (75,330)       $  (43,520)        $ (437,392)
Net Cash Provided by (Used In) Investing Activities      $   50,000        $   (5,000)        $ (204,088)
Net Cash Provided by Financing Activities                $      Nil        $      Nil         $  650,000
Net Increase (Decrease) In Cash During The Period        $  (25,330)       $  (48,520)        $    8,520

As of February 29, 2012, we had current assets in the amount of $46,695, consisting of cash and prepaid expenses. Our current liabilities as of February 29, 2012 were $50,752. We had a working capital deficit of $4,057 on February 29, 2012.

Our cash used in operating activities was $75,330 for the three months ended February 29, 2012 compared to $43,520 for the same period in 2011 and $437,392 for the period from inception on April 29, 2008 to February 29, 2012.

Our cash from investing activities was $50,000 for the three months ended February 29, 2012 compared to cash used of $5,000 for the same period in 2011 and $204,088 for the period from inception on April 29, 2008 to February 29, 2012.

Our cash provided by financing activities was $Nil for the three months ended February 29, 2012 compared to $Nil for the same period in 2011 and $650,000 for the period from inception on April 29, 2008 to February 29, 2012.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $718,771 as of February 29, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012 and November 30, 2011, our company had $8,520 and $33,850 of unrestricted cash to be used for future business operations.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 1,000,000 at February 29, 2012, representing outstanding warrants were not included in the computation of diluted earnings per share for the year ended November 30, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of February 29, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

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

10.6 2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

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

101**    INTERACTIVE DATA FILE

         101.INS
         101.SCH
         101.CAL
         101.DEF
         101.LAB
         101.PRE  XBRL Instance Document
         XBRL Taxonomy Extension Schema Document
         XBRL Taxonomy Extension Calculation Linkbase Document
         XBRL Taxonomy Extension Definition Linkbase Document
         XBRL Taxonomy Extension Label Linkbase Document
         XBRL Taxonomy Extension Presentation Linkbase Document

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

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: April 23, 2012                   /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)