Form 10-Q
period 2012-05-31
First American Silver Corp.
filed 2012-07-23
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ____________

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

55,700,000 common shares issued and outstanding as of July 23, 2012.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24

Item 4. Controls and Procedures                                               24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           25

Item 3. Defaults Upon Senior Securities                                       25

Item 4. Mine Safety Disclosures                                               25

Item 5. Other Information                                                     25

Item 6. Exhibits                                                              25

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                TABLE OF CONTENTS

                                  MAY 31, 2012

Balance Sheets as of May 31, 2012 and November 30, 2011 (unaudited)            5

Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011 and the period from April 29, 2008 (inception) to
 May 31, 2012 (unaudited)                                                      6

Statement of Stockholders' Equity as of May 31, 2012 (unaudited)               7

Statements of Cash Flows for the six months ended May 31, 2012 and
 February 28, 2011 and the period from April 29, 2008 (inception) to
 May 31, 2012 (unaudited)                                                      8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                                  (unaudited)

                                                                      May 31,           November 30,
                                                                       2012                 2011
                                                                    ----------           ----------
                                     ASSETS
CURRENT ASSETS
  Cash and bank accounts                                            $      396           $   33,850
  Prepaid expenses                                                      13,962               50,664
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              14,358               84,514
                                                                    ----------           ----------
PROPERTY AND EQUIPMENT - NET                                             3,479                4,909
                                                                    ----------           ----------
OTHER ASSETS
  Mineral properties                                                   198,316              188,226
  Deposits                                                              16,925              101,925
  Reclamation bond                                                       8,879                8,879
  Website - net                                                          3,667                4,167
                                                                    ----------           ----------
      TOTAL OTHER ASSETS                                               227,787              303,197
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $  245,624           $  392,620
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   52,031           $   29,620
  Accrued professional fees                                              8,500                7,000
  Due to related party                                                   1,850                    0
                                                                    ----------           ----------
      TOTAL LIABILITIES                                                 62,381               36,620
                                                                    ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 20,000,000 shares
   authorized, no shares issued and outstanding                              0                    0
  Common stock, par value $0.001, 3,500,000,000 shares
   authorized, 55,700,000 shares issued and
   outstanding (55,600,000 - 2011)                                      55,700               55,600
  Additional paid-in capital                                           781,788              769,388
  Common stock warrants                                                144,117              144,117
  Deficit accumulated during the exploration stage                    (798,362)            (613,105)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                       183,243              356,000
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  245,624           $  392,620
                                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND 2011
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2012
                                   (unaudited)

                                           Three Months    Three Months      Six Months        Six Months     April 29, 2008
                                              Ended           Ended            Ended             Ended        (Inception) to
                                              May 31,         May 31,          May 31,           May 31,          May 31,
                                               2012            2011             2012              2011             2012
                                           ------------    ------------     ------------      ------------     ------------
REVENUES                                   $          0    $          0     $          0      $          0     $          0
                                           ------------    ------------     ------------      ------------     ------------
OPERATING EXPENSES
  Exploration costs                               3,376           1,342           18,129             4,055          129,311
  Accounting and legal                           31,654          13,701           63,458            23,030          195,541
  Impairment loss on mineral properties               0               0                0                 0          197,336
  Consulting fees                                27,430               0           65,258                 0          119,404
  Transfer agent and filing fees                  2,599             320            3,206             1,640           14,491
  Miscellaneous fees                              1,926          13,914            4,724            17,206           10,260
  Incorporation costs                                 0               0                0                 0            1,387
  General and administrative                     12,605           3,223           30,482            12,023          130,632
                                           ------------    ------------     ------------      ------------     ------------
TOTAL OPERATING EXPENSES                         79,590          32,500          185,257            57,954          798,362
                                           ------------    ------------     ------------      ------------     ------------
LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAX                                 (79,590)        (32,500)        (185,257)          (57,954)        (798,362)
PROVISION FOR INCOME TAX                              0               0                0                 0                0
                                           ------------    ------------     ------------      ------------     ------------

NET LOSS                                   $    (79,590)   $    (32,500)    $   (185,257)     $    (57,954)    $   (798,362)
                                           ============    ============     ============      ============     ============

LOSS PER SHARE: BASIC AND DILUTED          $      (0.00)   $      (0.00)    $      (0.00)     $      (0.00)
                                           ============    ============     ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED              55,700,000      54,500,000       55,672,268        58,406,593
                                           ============    ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                               AS OF MAY 31, 2012

                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock           Additional     Common       During the       Total
                                              ---------------------        Paid in       Stock      Exploration    Stockholders'
                                              Shares         Amount        Capital      Warrants       Stage         Equity
                                              ------         ------        -------      --------       -----         ------
Inception, April 29, 2008                            --     $     --      $     --      $     --     $      --      $      --

Shares issued to founder on
 June 30, 2008 @ $0.00028 per
 share                                       52,500,000        1,500        13,500            --            --         15,000

Private placement on April 30, 2008
 @ $0.00143 per share                        24,500,000          700        34,300            --            --         35,000

Net loss for the period                              --           --            --            --       (13,639)       (13,639)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2008                   77,000,000        2,200        47,800            --       (13,639)        36,361

Net loss for the year ended
 November 30, 2009                                   --           --            --            --       (16,345)       (16,345)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2009                   77,000,000        2,200        47,800            --       (29,984)        20,016

Adjust for 35:1 forward stock split                  --       74,800       (74,800)           --            --              0

Private placement on October 29, 2010
 @ $0.25 per share                            1,000,000        1,000       236,518        12,482            --        250,000

Common stock issued in relation
 to acquisition of mineral properties           300,000          300       149,700            --            --        150,000

Net loss for the year ended
 November 30, 2010                                   --           --            --            --       (45,762)       (45,762)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2010                   78,300,000       78,300       359,218        12,482       (75,746)       374,254

Cancellation of common shares               (23,850,000)     (23,850)       23,850            --            --              0

Common stock issued in relation
 to acquisition of mineral properties           100,000          100       102,900            --            --        103,000

Private placement on October 29, 2010
 @ $0.25 per share                            1,000,000        1,000       217,365       131,635            --        350,000

Common stock issued for services                 50,000           50        15,200            --            --         15,250

Options issued to consultant                         --           --        50,855            --            --         50,855

Net loss for the year ended
 November 30, 2011                                   --           --            --            --      (537,359)      (537,359)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2011                   55,600,000       55,600       769,388       144,117      (613,105)       356,000

Common stock issued for services                 25,000           25         2,725            --            --          2,750

Common stock issued for mineral properties       75,000           75         9,675            --            --          9,750

Net loss for the period ended May 31, 2012           --           --            --            --      (185,257)      (185,257)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, May 31, 2012                        55,700,000     $ 55,700      $781,788      $144,117     $(798,362)     $ 183,243
                                            ===========     ========      ========      ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2012
                                   (unaudited)

                                                                     Six Months           Six Months         April 29, 2008
                                                                       Ended                Ended            (Inception) to
                                                                       May 31,              May 31,              May 31,
                                                                        2012                 2011                 2012
                                                                     ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                            $ (185,257)          $  (57,954)          $ (798,362)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used In) Operating Activities:
     Depreciation and amortization                                        1,930                1,126                3,576
     Stock issued for services                                            2,750                    0               18,000
     Stock options issued for services                                        0                    0               50,855
     Impairment loss on mineral properties                                    0                    0              197,336
  Changes in Operating Assets and Liabilities:
     Prepaid expenses                                                    36,702              (25,650)             (13,962)
     Accounts payable                                                    22,411              (32,001)              52,031
     Accrued expenses                                                     1,500               (3,100)               8,500
     Due to related party                                                 1,850                    0                1,850
                                                                     ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                       (118,114)            (117,579)            (480,176)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                          0               (4,503)              (5,722)
  Purchase of reclamation bond                                                0                    0               (8,879)
  Website development costs                                                   0               (5,000)              (5,000)
  (Increase) Decrease in deposits                                        85,000                    0              (16,925)
  Acquisition of mineral properties                                        (340)             (31,559)            (132,902)
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           84,660              (41,062)            (169,428)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                                  0                    0              650,000
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          0                    0              650,000
                                                                     ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (33,454)            (158,641)                 396
CASH, BEGINNING OF PERIOD                                                33,850              238,205                    0
                                                                     ----------           ----------           ----------

CASH, END OF PERIOD                                                  $      396           $   79,564           $      396
                                                                     ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                         $        0           $        0           $        0
                                                                     ==========           ==========           ==========
  Cash paid for interest                                             $        0           $        0           $        0
                                                                     ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                                      $        0           $        0           $   23,850
                                                                     ==========           ==========           ==========
   Common stock issued to acquire mineral properties                 $    9,750           $        0           $  262,750
                                                                     ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012 and November 30, 2011, respectively, the Company had $396 and $33,850 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at May 31, 2012, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended May 31, 2012, as their effect would have been anti-dilutive.

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

Date                    Cash       Common Stock
----                    ----       ------------
November 2, 2010      $   10,000     100,000     Paid
October 29, 2012              --      25,000     Paid
October 29, 2013      $   10,000      25,000
October 29, 2014      $   10,000      25,000
October 29, 2015      $   10,000      25,000
October 29, 2016      $   20,000      25,000
October 29, 2017      $   30,000      25,000
October 29, 2018      $   40,000      25,000
October 29, 2019      $   50,000      25,000
                      $1,000,000                 In case of $1,000,000 payment,
                          or                     the optionor shall retain a 2%
October 29, 2020      $2,000,000                 NSR (Net Smelter Royalty). In
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

Date                    Cash       Common Stock
----                    ----       ------------
November 2, 2010      $   10,000     100,000     Paid
October 29, 2012              --      25,000     Paid
October 29, 2013      $   10,000      25,000
October 29, 2014      $   10,000      25,000
October 29, 2015      $   10,000      25,000
October 29, 2016      $   20,000      25,000
October 29, 2017      $   30,000      25,000
October 29, 2018      $   40,000      25,000
October 29, 2019      $   50,000      25,000
                      $1,000,000                 In case of $1,000,000 payment,
                         or                      the optionor shall retain a 2%
October 29, 2020      $2,000,000                 NSR (Net Smelter Royalty). In
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

Date                    Cash       Common Stock
----                    ----       ------------
November 2, 2010      $   10,000     100,000     Paid
October 29, 2012              --      25,000     Paid
October 29, 2013      $   10,000      25,000
October 29, 2014      $   10,000      25,000
October 29, 2015      $   10,000      25,000
October 29, 2016      $   20,000      25,000
October 29, 2017      $   30,000      25,000
October 29, 2018      $   40,000      25,000
October 29, 2019      $   50,000      25,000
                      $1,000,000                 In case of $1,000,000 payment,
                          or                     the optionor shall retain a 2%
October 29, 2020      $2,000,000                 NSR (Net Smelter Royalty). In
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

NOTE 4 - DEPOSITS

Deposits consisted of the following at February 29, 2012:

                                                                         2012
                                                                       --------
Deposit paid to drilling company                                       $ 15,000
Security deposit                                                          1,925
                                                                       --------

Total deposits                                                         $ 16,925
                                                                       ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at February 29, 2012:

                                                                         2012
                                                                       --------
Office furniture and equipment                                         $  5,722
Less: Accumulated depreciation                                           (2,243)
                                                                       --------

Property and equipment - net                                           $  3,479
                                                                       ========

NOTE 6 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                         2012
                                                                       --------
Website development costs                                              $  5,000
Less: accumulated amortization                                           (1,333)
                                                                       --------

Website development costs, net                                         $  3,667
                                                                       ========

NOTE 7 - COMMON STOCK WARRANTS

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

NOTE 8 - COMMON STOCK OPTIONS

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

The Company has estimated the fair value of the options issued at $50,855 as of the grant date using the Black-Scholes option pricing model. The expense is being recognized over the vesting term of the options. The full value of the options have been recognized to consulting expense at May 31, 2012.

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

                                                                 2011 Consultant
                                                                     Options
                                                                     -------
Stock price                                                          $  .22
Exercise price                                                       $  .24
Expected volatility                                                     109%
Expected dividend yield                                                0.00%
Risk-free rate over the estimated expected
life of the warrants                                                   0.93%
Expected term (in years)                                                  5

NOTE 9 - STOCKHOLDERS' EQUITY

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

NOTE 10 - INCOME TAXES

For the three months ended May 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $798,362 at May 31, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of May 31, 2012 and 2011:

                                                    May 31,          May 31,
                                                     2012             2012
                                                   --------         --------
Federal income tax benefit attributable to:
  Current operations                               $ 62,987         $  8,654
  Less: valuation allowance                         (62,987)          (8,654)
                                                   --------         --------

Net provision for Federal income taxes             $      0         $      0
                                                   ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2012 and November 30, 2011:
                                                 February 29,      November 30,
                                                     2012             2011
                                                  ----------       ----------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  271,443       $  208,456
  Less: valuation allowance                         (271,443)        (208,456)
                                                  ----------       ----------

Net deferred tax asset                            $        0       $        0
                                                  ==========       ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $798,362 as of May 31, 2012. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13- SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Also on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary, First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June 2010, we abandoned our former business plan of seeking to market vacation properties.

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

    Date                                     Payment Amount
    ----                                     --------------
April 15, 2011                                  $ 30,000 (paid)
April 15, 2012                                  $ 40,000 (a)
April 15, 2013                                  $ 50,000
April 15, 2014                                  $ 60,000
April 15, 2015                                  $ 70,000
April 15, 2016                                  $ 80,000
April 15, 2017                                  $ 90,000
April 15, 2018                                  $100,000
April 15, 2019 - April 15, 2031                *$100,000

----------
* Commencing April 15, 2019, the amount of the payments will be increased (and never decreased) for inflation.
(a)  This amount is currently being renegotiated as an extension.

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

Under the terms of the 1979 Agreement and the License Agreement, are now deemed the successor of a specific Right to Participate on a 50% basis with ongoing and future projects operated, controlled and/or conveyed by Newmont Mining and Barrick Gold Corporation within the area of interest.

Under the terms of the License Agreement, we will finance the cost of pursuing the rights established in the 1979 Agreement. The distribution of any proceeds will be as follows: After our company has been reimbursed for any and all out-of-pocket expenses, it will share proceeds on an 80/20 percent basis with Mr. Menning. The term of the licensing agreement will be for 10 years with an option to renew for an additional 10 years.

Under the terms of the 1979 Agreement, a notification of assignment to the operator is required. Both Newmont Mining and Barrick Gold Corp. have been notified.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO MAY 31, 2012

We have not earned any revenues from inception through the period ending May 31, 2012.

                                                                                                     April 30, 2008
                      Three Months        Three Months         Six Months          Six Months         (Inception)
                         Ended               Ended               Ended               Ended              through
                         May 31,             May 31,             May 31,             May 31,             May 31,
                          2012                2011                2012                2011                2012
                       ----------          ----------          ----------          ----------          ----------
Revenues               $     Nil           $     Nil           $     Nil           $     Nil           $     Nil
Expenses               $  79,590           $ (32,500)          $ 185,257           $ (57,954)          $ 798,362
Net Loss               $ (79,590)          $ (32,500)          $(185,257)          $ (57,954)          $(798,362)

We incurred a net loss in the amount of $79,590 for the three months ended May 31, 2012 compared to $32,500 for the three months ended May 31, 2011 and a net loss in the amount of $185,257 for the six months ended May 31, 2012 compared to $57,954 for the six months ended May 31, 2011. We incurred a net loss of $798,362 for the period from our inception on April 29, 2008 to May 31, 2012.

                                                                                                     April 30, 2008
                      Three Months        Three Months         Six Months          Six Months         (Inception)
                         Ended               Ended               Ended               Ended              through
                         May 31,             May 31,             May 31,             May 31,             May 31,
                          2012                2011                2012                2011                2012
                       ----------          ----------          ----------          ----------          ----------
Accounting and legal   $   31,654          $   13,701          $   63,458          $   23,030          $  195,541
Transfer agent and
 filing fees           $    2,599          $      320          $    3,206          $    1,640          $   14,491
Miscellaneous fees     $    1,926          $   13,914          $    4,724          $   17,206          $   10,260
Explorations costs     $    3,376          $    1,342          $   18,129          $    4,055          $  129,311
Incorporation costs    $      Nil          $      Nil          $      Nil          $      Nil          $    1,387
General and
 administrative        $   12,605          $    3,223          $   30,482          $   12,023          $  130,632
Impairment             $      Nil          $      Nil          $      Nil          $      Nil          $  197,336
Consulting fees        $   27,430          $      Nil          $   65,258          $      Nil          $  119,404

Our operating expenses incurred for the three months ended May 31, 2012 included $31,654 for accounting and legal fees, $2,599 for transfer agent and filing fees, $1,926 for miscellaneous fees, $3,376 for exploration costs, $27,430 for consulting and $12,605for general and administrative expenses compared to the three months ended May 31, 2011 of $13,701for accounting and legal fees, $320 for transfer agent and filing fees, $3,914 for miscellaneous fees, $1,342 for exploration costs, $Nil for consulting and $3,223 for general and administrative expenses.

Our operating expenses incurred for the six months ended May 31, 2012 included $63,458 for accounting and legal fees, $3,206 for transfer agent and filing fees, $4,724 for miscellaneous fees, $18,129 for exploration costs, $65,258 for consulting and $30,482 for general and administrative expenses compared to the six months ended May 31, 2011 of $23,030for accounting and legal fees, $1,640 for transfer agent and filing fees, $17,206 for miscellaneous fees, $4,055 for exploration costs, $Nil for consulting and $12,023 for general and administrative expenses.

Our operating expenses incurred for the period from our inception on April 29, 2008 to May 31, 2012 included $195,541for accounting and legal fees, $14,491 for transfer agent and filing fees, $10,260 for miscellaneous fees, $129,311 for exploration costs, $1,387 for incorporation costs, $130,632 for general and administrative expenses, $197,336 for asset impairment and $119,404 for consulting. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                At May 31,          November 30,
                                                  2012                 2011
                                                --------             --------
Current Assets                                  $ 14,358             $ 84,514
Current Liabilities                             $ 62,381             $ 36,620
Working Capital (Deficit)                       $(48,023)            $ 47,894

CASH FLOWS

                                                       Six Months         Six Months        April 29, 2008
                                                          Ended              Ended         (Inception) to
                                                         May 31,            May 31,            May 31,
                                                          2012               2011               2012
                                                       ----------         ----------         ----------
Net Cash Provided by (Used in) Operating Activities    $ (118,114)        $ (117,579)        $ (480,176)
Net Cash Provided by (Used In) Investing Activities    $      Nil         $  (41,062)        $ (169,428)
Net Cash Provided by Financing Activities              $   84,660         $      Nil         $  650,000
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD      $  (33,454)        $ (158,641)        $      396

As of May 31, 2012, we had current assets in the amount of $14,358, consisting of cash and prepaid expenses. Our current liabilities as of May 31, 2012 were $62,381. We had a working capital deficit of $48,023 on May 31, 2012.

Our cash used in operating activities was $118,114 for the six months ended May 31, 2012 compared to $117,579 for the same period in 2011 and $480,176 for the period from inception on April 29, 2008 to May 31, 2012.

Our cash used in investing activities was $Nil for the six months ended May 31, 2012 compared to cash used of $41,062 for the same period in 2011 and $169,428 for the period from inception on April 29, 2008 to May 31, 2012.

Our cash provided by financing activities was $84,660 for the six months ended May 31, 2012 compared to $Nil for the same period in 2011 and $650,000 for the period from inception on April 29, 2008 to May 31, 2012.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $798,362 as of May 31, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012 and November 30, 2011, respectively, the Company had $396 and $33,850 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at May 31, 2012, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended May 31, 2012, as their effect would have been anti-dilutive.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2 By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3 Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4 Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5 Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

Exhibit
 Number                           Description
 ------                           -----------

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

10.5 License and Assignment Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

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

101**    INTERACTIVE DATA FILE
          101.INS  XBRL Instance Document
          101.SCH  XBRL Taxonomy Extension Schema Document
          101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: July 23, 2012                    /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)