Form 10-Q
period 2012-08-31
First American Silver Corp.
filed 2012-10-15
CIK 1456802

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

                        Commission File Number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

 11380 S. Virginia St, #2011, Reno, NV                             89511
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

55,700,000 common shares issued and outstanding as of October 8, 2012.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  4

Item 3. Quantitative and Qualitative Disclosures About Market Risk            11

Item 4. Controls and Procedures                                               11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Mine Safety Disclosures                                               12

Item 5. Other Information                                                     12

Item 6. Exhibits                                                              13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                 AUGUST 31, 2012

Balance Sheets as of August 31, 2012 and November 30, 2011 (unaudited)       F-2

Statements of Operations for the three and nine months ended
August 31, 2012 and August 31, 2011 and the period from
April 29, 2008 (inception) to August 31, 2012 (unaudited)                    F-3

Statement of Stockholders' Equity as of August 31, 2012 (unaudited)          F-3

Statements of Cash Flows for the nine months ended August 31, 2012 and August 31, 2011 and the period from April 29, 2008 (inception)
to August 31, 2012 (unaudited)                                               F-4

Notes to the Financial Statements                                            F-5

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (UNAUDITED)

                                                                            August 31,          November 30,
                                                                               2012                 2011
                                                                            ----------           ----------
ASSETS

Current assets
  Cash and bank accounts                                                    $   16,137           $   33,850
  Prepaid expenses                                                                  --               50,664
Total current assets                                                            16,137               84,514
                                                                            ----------           ----------

Property and equipment - net                                                     2,764                4,909
                                                                            ----------           ----------
Other assets
  Mineral properties                                                           197,976              188,226
  Deposits                                                                      16,925              101,925
  Reclamation bond                                                               8,879                8,879
  Website - net                                                                  3,417                4,167
                                                                            ----------           ----------
Total other assets                                                             227,197              303,197
                                                                            ----------           ----------

Total Assets                                                                $  246,098           $  392,620
                                                                            ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $   49,334           $   29,620
  Accrued professional fees                                                      1,500                7,000
  Due to related party                                                           1,850                    0
  Loan payable                                                                 105,000                    0
                                                                            ----------           ----------
Total liabilities                                                              157,684               36,620
                                                                            ----------           ----------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                  0                    0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,700,000 shares issued and outstanding (55,600,000 - 2011)                 55,700               55,600
  Additional paid-in capital                                                   781,788              769,388
  Common stock warrants                                                        144,117              144,117
  Deficit accumulated during the exploration stage                            (893,191)            (613,105)
                                                                            ----------           ----------
Total Stockholders' Equity                                                      88,414              356,000
                                                                            ----------           ----------

Total Liabilities and Stockholders' Equity                                  $  246,098           $  392,620
                                                                            ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2012
                                   (UNAUDITED)

                                         Three Months     Three Months     Nine Months      Nine Months     April 29, 2008
                                            Ended            Ended            Ended            Ended        (Inception) to
                                          August 31,       August 31,       August 31,       August 31,       August 31,
                                             2012             2011             2012             2011             2012
                                         ------------     ------------     ------------     ------------     ------------
REVENUES                                 $          0     $          0     $          0     $          0     $          0
                                         ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Exploration costs                            31,014           69,943           49,143           73,999          160,325
  Accounting and legal                         14,298           11,646           77,756           34,677          209,839
  Impairment loss on mineral properties             0                0                0                0          197,336
  Consulting fees                              36,940           10,750          102,198           10,750          156,344
  Transfer agent and filing fees                  405            1,857            3,611            3,498           14,896
  Miscellaneous fees                           11,207           30,036           44,483           58,137          148,503
  Incorporation costs                               0                0                0                0            1,387
  Depreciation                                    965            1,231            2,895            2,356            4,561
                                         ------------     ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                       94,829          125,463          280,086          183,417          893,291
                                         ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAX                               (94,829)        (125,463)        (280,086)        (183,417)        (893,291)

PROVISION FOR INCOME TAX                            0                0                0                0                0
                                         ------------     ------------     ------------     ------------     ------------

NET LOSS                                 $    (94,829)    $   (125,463)    $   (280,086)    $   (183,417)    $   (893,291)
                                         ============     ============     ============     ============     ============

LOSS PER SHARE: BASIC AND DILUTED        $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED             55,700,000       55,082,609       55,681,545       61,064,671
                                         ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                              AS OF AUGUST 31, 2012

                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock           Additional     Common       During the       Total
                                              ---------------------        Paid in       Stock      Exploration    Stockholders'
                                              Shares         Amount        Capital      Warrants       Stage         Equity
                                              ------         ------        -------      --------       -----         ------
Inception, April 29, 2008                            --     $     --      $     --      $     --     $      --      $      --

Shares issued to founder on
 June 30, 2008 @ $0.00028 per
 share                                       52,500,000        1,500        13,500            --            --         15,000

Private placement on April 30, 2008
 @ $0.00143 per share                        24,500,000          700        34,300            --            --         35,000

Net loss for the period                              --           --            --            --       (13,639)       (13,639)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2008                   77,000,000        2,200        47,800            --       (13,639)        36,361

Net loss for the year ended
 November 30, 2009                                   --           --            --            --       (16,345)       (16,345)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2009                   77,000,000        2,200        47,800            --       (29,984)        20,016

Adjust for 35:1 forward stock split                  --       74,800       (74,800)           --            --              0

Private placement on October 29, 2010
 @ $0.25 per share                            1,000,000        1,000       236,518        12,482            --        250,000

Common stock issued in relation
 to acquisition of mineral properties           300,000          300       149,700            --            --        150,000

Net loss for the year ended
 November 30, 2010                                   --           --            --            --       (45,762)       (45,762)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2010                   78,300,000       78,300       359,218        12,482       (75,746)       374,254

Cancellation of common shares               (23,850,000)     (23,850)       23,850            --            --              0

Common stock issued in relation
 to acquisition of mineral properties           100,000          100       102,900            --            --        103,000

Private placement on July 13, 2011
 @ $0.35 per share                            1,000,000        1,000       217,365       131,635            --        350,000

Common stock issued for services                 50,000           50        15,200            --            --         15,250

Options issued to consultant                         --           --        50,855            --            --         50,855

Net loss for the year ended
 November 30, 2011                                   --           --            --            --      (537,359)      (537,359)
                                            -----------     --------      --------      --------     ---------      ---------
Balance, November 30, 2011                   55,600,000       55,600       769,388       144,117      (613,105)       356,000

Common stock issued for services                 25,000           25         2,725            --            --          2,750

Common stock issued for mineral
 properties                                      75,000           75         9,675            --            --          9,750

Net loss for the period ended
 August 31, 2012                                     --           --            --            --      (280,086)      (280,086)
                                            -----------     --------      --------      --------     ---------      ---------

Balance, August 31, 2012                     55,700,000     $ 55,700      $781,788      $144,117     $(893,191)     $  88,414
                                            ===========     ========      ========      ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2012
                                   (UNAUDITED)

                                                            Nine Months          Nine Months         April 29, 2008
                                                               Ended                Ended            (Inception) to
                                                             August 31,           August 31,           August 31,
                                                                2012                 2011                 2012
                                                             ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $ (280,086)          $ (183,417)          $ (893,191)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                2,895                2,356                4,541
     Stock issued for services                                    2,750               10,750               18,000
     Stock options issued for services                                0                    0               50,855
     Impairment loss on mineral properties                            0                    0              197,336
  Changes in operating assets and liabilities:
     Prepaid expenses                                            50,664              (42,254)                   0
     Accounts payable                                            19,714              (33,251)              49,334
     Accrued expenses                                            (5,500)              (4,100)               1,500
     Due to related party                                         1,850                    0                1,850
                                                             ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                          (207,713)            (249,916)            (569,775)
                                                             ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  0               (7,022)              (5,722)
  Purchase of reclamation bond                                        0                    0               (8,879)
  Website development costs                                           0               (5,000)              (5,000)
  (Increase) Decrease in deposits                                85,000                    0              (16,925)
  Acquisition of mineral properties                                   0              (71,415)            (132,562)
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              85,000              (83,437)            (169,088)
                                                             ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                          0              350,000              650,000
  Proceeds from loan                                            105,000                    0              105,000
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       105,000              350,000              755,000
                                                             ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (17,713)              16,647               16,137

CASH, BEGINNING OF PERIOD                                        33,850              238,205                    0
                                                             ----------           ----------           ----------

CASH, END OF PERIOD                                          $   16,137           $  254,852           $   16,137
                                                             ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $        0           $        0           $        0
                                                             ==========           ==========           ==========
  Cash paid for interest                                     $        0           $        0           $        0
                                                             ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                              $        0           $        0           $   23,850
                                                             ==========           ==========           ==========
  Common stock issued to acquire mineral properties          $    9,750           $        0           $  262,750
                                                             ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2012 and November 30, 2011, respectively, the Company had $16,137 and $33,850 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at August 31, 2012, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended August 31, 2012, as their effect would have been anti-dilutive.

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

NOTE 4 - DEPOSITS

Deposits consisted of the following at August 31, 2012:

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
                                                                       ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at August 31, 2012:

                                                                         2012
                                                                       --------
Office furniture and equipment                                         $  5,722
Less: Accumulated depreciation                                           (2,958)
                                                                       --------

Property and equipment - net                                           $  2,764
                                                                       ========

NOTE 6 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                         2012
                                                                       --------
Website development costs                                              $  5,000
Less: accumulated amortization                                           (1,583)
                                                                       --------

Website development costs, net                                         $  3,417
                                                                       ========

NOTE 7 - LOANS PAYABLE

The Company has a loan payable outstanding in the amount of $55,000 which bears interest at 8% per annum is and is due on August 15, 2013.

The Company has a loan payable outstanding in the amount of $50,000. There are no formal terms to this loan payable.

NOTE 8 - COMMON STOCK WARRANTS

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

The Company has estimated the fair value of the options issued at $50,855 as of the grant date using the Black-Scholes option pricing model. The expense is being recognized over the vesting term of the options. The full value of the options have been recognized to consulting expense at August 31, 2012.

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

NOTE 11 - INCOME TAXES

For the three months ended August 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $893,191 at August 31, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following for the nine months ended August 31, 2012 and 2011:

                                                     August 31,      August 31,
                                                       2012             2011
                                                     --------         --------
Federal income tax benefit attributable to:
  Current operations                                 $ 95,222         $ 62,362
  Less: valuation allowance                           (95,222)         (62,362)
                                                     --------         --------
Net provision for Federal income taxes               $      0         $      0
                                                     ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2012 and November 30, 2011:
                                                     August 31,     November 30,
                                                       2012            2011
                                                    ----------      ----------
Deferred tax asset attributable to:
  Net operating loss carryover                      $  303,678      $  208,456
  Less: valuation allowance                           (303,678)       (208,456)
                                                    ----------      ----------
Net deferred tax asset                              $        0      $        0
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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $893,191 as of August 31, 2012. Management continues to seek funding from its shareholders and other qualified investors.

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

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The address of our principal executive office is located at 11380 S. Virginia St, #2011, Reno, NV 89511. Our telephone number is (775) 323-3278.

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

OUR CURRENT BUSINESS

On November 26, 2010 we entered into three option agreements with All American Resources LLC for the acquisition of certain mineral property interests located Elko County and White Pine County, Nevada. The interests that we acquired are as follows:

     * An option to acquire a 100% interest in a mineral exploration property called the "Egan Canyon" property in White Pine County, Nevada;

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

To date, we have issue 375,000 shares of our common stock and paid $30,000 in the aggregate to All American Resources LLC pursuant to the three mineral property option agreements.

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

    Date                                     Payment Amount
    ----                                     --------------
April 15, 2011                                  $ 30,000 (paid)
April 15, 2012                                  $ 40,000 (1)
April 15, 2013                                  $ 50,000
April 15, 2014                                  $ 60,000
April 15, 2015                                  $ 70,000
April 15, 2016                                  $ 80,000
April 15, 2017                                  $ 90,000
April 15, 2018                                  $100,000
April 15, 2019 - April 15, 2031                 $100,000 (2)

----------
(1)  This amount is currently being renegotiated as an extension.
(2) Commencing April 15, 2019, the amount of the payments will be increased (and never decreased) for inflation.

In addition to the payments described above we issued an aggregate of 100,000 shares of our common stock, pursuant to the terms of the lease and option agreement.

On September 22, 2011, we entered into a license and assignment agreement dated and effective as of September 16, 2011, with our president and director, Thomas
J. Menning. Mr. Menning is the successor in interest of the rights of Universal Gas, Inc. and Universal Exploration, Ltd. (together "Universal") pursuant to an agreement among Universal, Bullion Monarch Company, Polar Resources Co., Camsell River Investments, Ltd., Lameert Management Ltd., and Etel Holdings Ltd. dated May 10, 1979 (the "1979 Agreement"). Pursuant to the license agreement, we have acquired the rights and obligations of Universal established by the 1979 Agreement and pertaining to 256-square-miles of the Carlin Gold Trend in Elko County, Nevada.

Under the terms of the 1979 Agreement and the license agreement, we are now deemed the successor of a specific right to participate on a 50% basis with ongoing and future projects operated, controlled and/or conveyed by Newmont Mining and Barrick Gold Corporation within the area of interest.

Under the terms of the license agreement, we will finance the cost of pursuing the rights established in the 1979 Agreement. The distribution of any proceeds will be as follows: After our company has been reimbursed for any and all out-of-pocket expenses, we will share proceeds on an 80/20 percent basis with Mr. Menning. The term of the licensing agreement will be for 10 years with an option to renew for an additional 10 years.

Under the terms of the 1979 Agreement, a notification of assignment to the operator is required. Both Newmont Mining and Barrick Gold Corp. have been notified.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO AUGUST 31, 2012

We have not earned any revenues from inception through the period ending August 31, 2012.

                                                                             April 30, 2008
             Three Months     Three Months     Nine Months     Nine Months    (Inception)
                Ended            Ended           Ended           Ended          through
              August 31,       August 31,      August 31,      August 31,      August 31,
                 2012             2011            2012            2011            2012
              ----------       ----------      ----------      ----------      ----------
Revenues      $     Nil        $     Nil       $     Nil       $     Nil       $     Nil
Expenses      $  83,642        $ 125,463       $ 280,086       $ 183,417       $ 893,191
Net Loss      $ (83,642)       $(125,463)      $(280,086)      $(183,417)      $(893,191)

We incurred a net loss in the amount of $83,642 for the three months ended August 31, 2012 compared to a net loss of $125,463 for the three months ended August 31, 2011 and a net loss in the amount of $280,086 for the nine months ended August 31, 2012 compared to a net loss of $183,417 for the nine months ended August 31, 2011. We incurred a net loss of $893,191 for the period from our inception on April 29, 2008 to August 31, 2012.

                                                                                               April 30, 2008
                                    Three Months   Three Months    Nine Months    Nine Months   (Inception)
                                       Ended          Ended          Ended          Ended         through
                                     August 31,     August 31,     August 31,     August 31,     August 31,
                                        2012           2011           2012           2011           2012
                                      --------       --------       --------       --------       --------
Exploration costs                     $ 31,014       $ 69,943       $ 49,143       $ 73,999       $160,325
Accounting and legal                  $ 14,298       $ 11,646       $ 77,756       $ 34,677       $209,839
Impairment on mineral properties      $      0       $      0       $      0       $      0       $197,336
Consulting fees                       $ 36,940       $ 10,750       $102,198       $ 10,750       $156,344
Transfer agent and filing fees        $    405       $  1,857       $  3,611       $  3,498       $ 14,896
Miscellaneous fees                    $ 11,207       $ 30,036       $ 44,483       $ 58,137       $148,603
Incorporation costs                   $      0       $      0       $      0       $      0       $  1,387
Depreciation                          $    965       $  1,231       $  2,895       $  2,356       $  4,561

Our operating expenses incurred for the three months ended August 31, 2012 included $14,298 for accounting and legal fees, $965 for depreciation, $405 for transfer agent and filing fees, $11,207 for miscellaneous fees, $31,014 for exploration costs and $36,940 for consulting fees compared to the three months ended August 31, 2011 of $11,646 for accounting and legal fees, $1,231 for depreciation, $1,857 for transfer agent and filing fees, $30,036 for miscellaneous fees, $69,943 for exploration costs and $10,750 for consulting fees.

Our operating expenses incurred for the nine months ended August 31, 2012 included $77,756 for accounting and legal fees, $2,895 for depreciation, $3,611 for transfer agent and filing fees, $44,483 for miscellaneous fees, $49,143 for exploration costs and $102,198 for consulting compared to the nine months ended August 31, 2011 of $34,677 for accounting and legal fees, $2,356 for depreciation, $3,498 for transfer agent and filing fees, $58,137 for miscellaneous fees, $73,999 for exploration costs and $10,750 for consulting.

Our operating expenses incurred for the period from our inception on April 29, 2008 to August 31, 2012 included $209,839 for accounting and legal fees, $4,561 for depreciation, $14,896 for transfer agent and filing fees, $148,603 for miscellaneous fees, $160,325 for exploration costs, $197,336 for an impairment on mineral properties, $156,344 for consulting fees and $1,387 for incorporation costs. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                  August 31,       November 30,
                                                    2012              2011
                                                  ---------         ---------
Current Assets                                    $  16,137         $  84,514
Current Liabilities                               $ 157,684         $  36,620
Working Capital                                   $(141,547)        $  47,894

CASH FLOWS

                                                             Nine Months          Nine Months        April 29, 2008
                                                               Ended                Ended            (Inception) to
                                                             August 31,           August 31,           August 31,
                                                                2012                 2011                 2012
                                                             ----------           ----------           ----------
Net Cash Provided by (Used in) Operating Activities          $ (207,713)          $ (249,916)          $ (569,775)
Net Cash Provided by (Used In) Investing Activities          $   85,000           $  (83,437)          $ (169,088)
Net Cash Provided by Financing Activities                    $  105,000           $  350,000           $  755,000
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD            $  (17,713)          $   16,647           $   16,137

As of August 31, 2012, we had current assets in the amount of $16,137, consisting of cash. Our current liabilities as of August 31, 2012 were $157,684. We had a working capital deficit of $141,547 on August 31, 2012.

Our cash used in operating activities was $207,713 for the nine months ended August 31, 2012 compared to $249,916 for the same period in 2011 and $569,775 for the period from inception on April 29, 2008 to August 31, 2012.

Our cash from investing activities was $85,000 for the nine months ended August 31, 2012 compared to cash used of $83,437 for the same period in 2011 and $169,088 for the period from inception on April 29, 2008 to August 31, 2012.

Our cash provided by financing activities was $105,000 for the nine months ended August 31, 2012 compared to $350,000 for the same period in 2011 and $755,000 for the period from inception on April 29, 2008 to August 31, 2012.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $893,191 as of August 31, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2012 and November 30, 2011, respectively, our company had $16,137 and $33,850 of unrestricted cash to be used for future business operations

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

STOCK-BASED COMPENSATION

Our company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

Our company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES", for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to our company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. Our company issued 300,000 options to consultants in the current fiscal year.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2012, there have been no interest or penalties incurred on income taxes.

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

REVENUE RECOGNITION

Our company is in the exploration stage and has yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at August 31, 2012, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended August 31, 2012, as their effect would have been anti-dilutive.

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

Impairment losses totaling $197,336 were recorded in 2011 relating to three unproven properties. No impairment losses were recorded in 2010.

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

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: October 15, 2012                 /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)