Form 10-K
period 2012-11-30
First American Silver Corp.
filed 2013-03-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

11380 S. Virginia St., Suite #2011, Reno, NV                         89511
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:   775-287-1664

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2012 was $1,590,560 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
55,700,000 as of March 15, 2013

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 6

Item 1B. Unresolved Staff Comments............................................ 9

Item 2.  Properties........................................................... 9

Item 3.  Legal Proceedings....................................................11

Item 4.  Mine Safety Disclosures..............................................11

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................11

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........17

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................35

Item 9A. Controls and Procedures .............................................35

Item 9B. Other Information....................................................36

Item 10. Directors, Executive Officers and Corporate Governance...............36

Item 11. Executive Compensation...............................................39

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................41

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................42

Item 14. Principal Accounting Fees and Services...............................42

Item 15. Exhibits, Financial Statement Schedules..............................43

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

The address of our principal executive office is located at 11380 S. Virginia St., #2011, Reno, NV, 89511. Our telephone number is (775) 287-1664.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 11380 S. Virginia, Suite 2011, Reno, Nevada, 89511. Our office space is leased to us at a cost of $1650.00 per month. The office space is currently leased from a third party witch has no affiliation with our company. Additionally, part of the office space is sublet to an unaffiliated third party at the rate of $500 per month. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $7,003 as of November 30, 2012 and a working capital deficit of $201,060. We have also incurred a cumulative net loss of $1,171,570 from our inception on April 29, 2008 through November 30, 2012. We estimate that our average monthly operating expenses will be approximately $10,000, including anticipated exploration costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated March 11, 2013, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

ITEM 2. PROPERTIES

Our principal office is located at 11380 S. Virginia St. Suite #2011, Reno, NV, 89511. Our office space is leased to us at a cost of $1650 per month. The office space is currently leased from a third party witch has no affiliation with the company. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

EAGAN CANYON PROPERTY

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                               OTC BULLETIN BOARD

                  Quarter Ended             High         Low
                  -------------             ----         ---
                November 30, 2012          $ 0.20       $ 0.05
                August 31, 2012            $ 0.12       $ 0.02
                May 31, 2012               $ 0.14       $ 0.01
                February 28, 2012          $ 0.16       $ 0.10
                November 30, 2011          $ 0.26       $ 0.14
                August 31, 2011            $ 0.52       $ 0.301
                May 31, 2011               $ 1.39       $ 0.425
                February 28, 2011          $ 0.78       $ 0.73
                November 30, 2010          $ 0.50       $ 0.50
                August 31, 2010            $ 0.60       $ 0.60
                May 31, 2010(1)               N/A         N/A

----------
(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 15, 2013, there were 15 registered holders of record of our common stock and 55,700,000 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2012 and November 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our optioned properties during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

     Expense                                                         Cost
     -------                                                         ----
     General and administrative expenses                           $ 25,000
     Management and administrative costs                           $ 20,000
     Legal Fees                                                    $ 19,000
     Exploration expenses                                          $      0
     Option payment expenses                                       $ 30,000
     Auditor Fees                                                  $  8,000
                                                                   --------

                                                                   $102,000
                                                                   ========

Of the $102,000 that we require for the next 12 months, we have $7,003 in cash as of November 30, 2012, and a working capital deficit of $201,060. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2013.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2012.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2012

Our operating results for the year ended November 30, 2012 are summarized as follows in comparison to our operating results for the same period ended November 30, 2011:

                                                        Year Ended
                                                        November 30,
                                                   2011              2010
                                                ----------        ----------
     Revenue                                    $      Nil        $      Nil
     Operating Expenses                         $  554,980        $  537,359
     Net Loss                                   $ (558,465)       $ (537,359)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2012 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2011:

                                                           Year Ended
                                                           November 30,
                                                       2012            2011
                                                     --------        --------
Exploration costs                                    $ 19,744        $111,182
Accounting and legal                                  111,544          83,437
Impairment loss on mineral properties                 232,593         197,336
Consulting fees                                       131,198          54,146
Transfer agent and filing fees                          1,417           6,108
Miscellaneous fees                                          0               0
Incorporation costs                                         0               0
General and administrative                           $ 58,484        $ 85,150

The increase in accounting and legal expenses for the year ended November 30, 2012, compared to the same period in fiscal 2011, was mainly due to to activity related to our legal proceedings as disclosed elsewhere in this Form 10K.

The decrease in exploration costs is a result of our reduced cash position which has affected our ability to pursue additional exploration costs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At             At          Percentage
                                     November 30,   November 30,      Increase/
                                         2012           2011          Decrease
                                      ----------     ----------       --------
Current Assets                        $   22,003     $   84,514          (74)%
Current Liabilities                   $  223,063     $   36,620          509 %
Working Capital (Deficiency)          $ (201,060)    $   47,894

CASH FLOWS

                                                    Year Ended      Year Ended
                                                    November 30,    November 30,
                                                        2012            2011
                                                     ----------      ----------
Net cash from (used in) operations                   $ (238,969)     $(330,267)
Net cash (used in) investing activities              $   55,308      $(224,088)
Net cash provided by financing activities            $  156,814      $ 350,000
Increase (Decrease) In Cash During The Period        $  (26,847)     $(204,355)

We had cash in the amount of $7,003 as of November 30, 2012 as compared to $33,850 as of November 30, 2011. We had working capital deficiency of $201,060 as of November 30, 2012 compared to working capital of $47,894 as of November 30, 2011.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2012 and 2011, respectively, we had $7,003 and $33,850 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2012, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 2,300,000 and 1,300,000 at November 30, 2012 and 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

Impairment losses totalling $232,593 were recorded in 2012 relating to three unproven properties compared to $197,336 in 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                TABLE OF CONTENTS
                                NOVEMBER 30, 2012

Report of Independent Registered Public Accounting Firm                       19

Balance Sheets as of November 30, 2012 and 2011                               20

Statements of Operations for the years ended November 30, 2012 and 2011
 and the period from April 29, 2008 (inception) to November 30, 2012          21

Statement of Stockholders' Equity (Deficit) as of November 30, 2012           22

Statements of Cash Flows for the years ended November 30, 2012 and 2011
 and the period from April 29, 2008 (inception) to November 30, 2012          23

Notes to the Financial Statements                                             24

Silberstein Ungar, PLLC CPAs and Business Advisors
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
First American Silver Corp.
Reno, Nevada

We have audited the accompanying balance sheets of First American Silver Corp. (the "Company") as of November 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from April 29, 2008 (inception) through November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from April 29, 2008 (inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 11, 2013

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                           NOVEMBER 30, 2012 AND 2011

                                                                               2012                 2011
                                                                            ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $    7,003           $   33,850
  Prepaid expenses                                                                   0               50,664
  Deposits - current                                                            15,000                    0
                                                                            ----------           ----------
      TOTAL CURRENT ASSETS                                                      22,003               84,514
                                                                            ----------           ----------

PROPERTY AND EQUIPMENT - NET                                                     2,049                4,909
                                                                            ----------           ----------
OTHER ASSETS
  Mineral properties                                                                 0              188,226
  Deposits - long-term                                                               0              101,925
  Reclamation bond                                                               8,879                8,879
  Website - net                                                                  3,167                4,167
                                                                            ----------           ----------
      TOTAL OTHER ASSETS                                                        12,046              303,197
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $   36,098           $  392,620
                                                                            ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $   63,077           $   29,620
  Accrued expenses                                                               3,172                7,000
  Due to related parties                                                        26,814                    0
  Notes Payable                                                                130,000                    0
                                                                            ----------           ----------
      Total Liabilities                                                        223,063               36,620
                                                                            ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                  0                    0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,700,000 shares issued and outstanding (55,600,000 - 2011)                 55,700               55,600
  Additional paid-in capital                                                   797,270              769,388
  Common stock warrants                                                        131,635              144,117
  Deficit accumulated during the exploration stage                          (1,171,570)            (613,105)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (186,965)             356,000
                                                                            ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   36,098           $  392,620
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2012

                                                                                                     April 29, 2008
                                                        Year Ended             Year Ended            (Inception) to
                                                        November 30,           November 30,           November 30,
                                                            2012                   2011                   2012
                                                        ------------           ------------           ------------
REVENUES                                                $          0           $          0           $          0
                                                        ------------           ------------           ------------
OPERATING EXPENSES
  Exploration costs                                           19,744                111,182                130,926
  Accounting and legal                                       111,544                 83,437                243,627
  Impairment loss on mineral properties                      232,593                197,336                429,929
  Consulting fees                                            131,198                 54,146                185,344
  Transfer agent and filing fees                               1,417                  6,108                 12,702
  Miscellaneous fees                                               0                      0                  5,536
  Incorporation costs                                              0                      0                  1,387
  General and administrative                                  58,484                 85,150                158,634
                                                        ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                     554,980                537,359              1,168,085
                                                        ------------           ------------           ------------
LOSS FROM OPERATIONS                                        (554,980)              (537,359)            (1,168,085)

OTHER INCOME (EXPENSES)
  Interest Expense                                            (3,485)                     0                 (3,485)
                                                        ------------           ------------           ------------
LOSS BEFORE PROVISION FOR INCOME TAX                        (558,465)              (537,359)            (1,171,570)
PROVISION FOR INCOME TAX                                           0                      0                      0
                                                        ------------           ------------           ------------

NET LOSS                                                $   (558,465)          $   (537,359)          $ (1,171,570)
                                                        ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.01)          $      (0.01)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        55,623,447             56,678,904
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF NOVEMBER 30, 2012

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock         Additional     Common       During the       Total
                                        ----------------------      Paid in       Stock      Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants       Stage          Equity
                                        ------          ------      -------      --------       -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $        --     $      --

Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --             --        15,000

Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --             --        35,000

Net loss for the period                         --           --           --           --        (13,639)      (13,639)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --        (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --        (16,345)      (16,345)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --        (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --             --             0

Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482             --       250,000

Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --             --       150,000

Net loss for the year ended
 November 30, 2010                              --           --           --           --        (45,762)      (45,762)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482        (75,746)      374,254

Cancellation of common shares           23,850,000)     (23,850)      23,850           --             --             0

Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --             --       103,000

Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635             --       350,000

Common stock issued for services            50,000           50       15,200           --             --        15,250

Options issued to consultant                    --           --       50,855           --             --        50,855

Net loss for the year ended
 November 30, 2011                              --           --           --           --       (537,359)     (537,359)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2011              55,600,000       55,600      769,388      144,117       (613,105)      356,000
                                        ----------     --------     --------     --------    -----------     ---------
Common stock issued for mineral
 property payments                          75,000           75       12,675           --             --        12,750

Common stock issued for services            25,000           25        2,725           --             --         2,750

Expiration of warrants                          --           --       12,482      (12,482)            --            --

Net loss for the year ended
 November 30, 2012                              --           --           --           --       (558,465)     (558,465)
                                        ----------     --------     --------     --------    -----------     ---------

Balance, November 30, 2012              55,700,000     $ 55,700     $797,270     $131,635    $(1,171,570)    $(186,965)
                                        ==========     ========     ========     ========    ===========     =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2012

                                                                                                             April 29, 2008
                                                                     Year ended           Year ended         (Inception) to
                                                                     November 30,         November 30,        November 30,
                                                                         2012                 2011                2012
                                                                     ------------         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                            $   (558,465)        $   (537,359)       $ (1,171,570)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
   (Used In) Operating Activities:
     Depreciation and amortization                                          3,860                1,646               5,506
     Stock issued for services                                              2,750               15,250              18,000
     Stock options issued for services                                          0               50,855              50,855
     Impairment loss on mineral properties                                232,593              197,336             429,929
  Changes in Operating Assets and Liabilities:
     Prepaid expenses                                                      50,664              (50,664)                  0
     Accounts payable                                                      33,457               (6,881)             63,077
     Accrued expenses                                                      (3,828)               1,400               3,172
     Due to former shareholder                                                  0               (1,850)                  0
                                                                     ------------         ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                         (238,969)            (330,267)           (601,031)
                                                                     ------------         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            0               (5,722)             (5,722)
  Purchase of reclamation bond                                                  0               (8,879)             (8,879)
  Website development costs                                                     0               (5,000)             (5,000)
  Decrease (Increase) in deposits                                          86,925             (101,925)            (15,000)
  Acquisition of mineral properties                                       (31,617)            (102,562)           (164,179)
                                                                     ------------         ------------        ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             55,308             (224,088)           (198,780)
                                                                     ------------         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party debt                                         26,814                    0              26,814
  Proceeds from the issuance of common stock                                    0              350,000             650,000
  Proceeds from notes payable                                             155,000                    0             155,000
  Payments on notes payable                                               (25,000)                   0             (25,000)
                                                                     ------------         ------------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                      156,814              350,000             806,814
                                                                     ------------         ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (26,847)            (204,355)              7,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             33,850              238,205                   0
                                                                     ------------         ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $      7,003         $     33,850        $      7,003
                                                                     ============         ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                         $          0         $          0        $          0
                                                                     ============         ============        ============
  Cash paid for interest                                             $        313         $          0        $        313
                                                                     ============         ============        ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                                      $          0         $     23,850        $     23,850
                                                                     ============         ============        ============
  Common stock issued to acquire mineral properties                  $     12,750         $    103,000        $    265,750
                                                                     ============         ============        ============


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2012 and 2011, respectively, the Company had $7,003 and $33,850 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2012, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 2,300,000 and 1,300,000 at November 30, 2012 and 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

On June 8, 2010, the Company affected a 35:1 forward stock split of its common shares. All share and per share data have been adjusted to reflect such stock split.

DIVIDENDS
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

MINERAL PROPERTIES
Costs of exploration are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Mineral properties are analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present. The claims owned by the Company were analyzed for impairment by the management of the Company as of November 30, 2012 and 2011.

Impairment losses totalling $232,593 were recorded in 2012 relating to one property. Impairment losses totalling $197,336 were recorded in 2011 relating to three properties.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


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

The Company has not made the prescribed $40,000 payment due on April 15, 2012. As such, costs related to this property have been written off and the property has been deemed abandoned.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2012 and 2011:

                                                   2012                  2011
                                                 --------              --------
Rent                                             $      0              $  9,625
Consulting                                              0                38,140
Other                                                   0                 2,899
                                                 --------              --------

TOTAL PREPAID EXPENSES                           $      0              $ 50,664
                                                 ========              ========

NOTE 5 - DEPOSITS

Deposits consisted of the following at November 30, 2012 and 2011:

                                                   2012                  2011
                                                 --------              --------
Deposits - current                               $ 15,000              $      0
Deposits - long-term                                    0               100,000
Security deposit                                        0                 1,925
                                                 --------              --------

TOTAL DEPOSITS                                   $ 15,000              $101,925
                                                 ========              ========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at November 30, 2012 and 2011:

                                                   2012                  2011
                                                 --------              --------
Office furniture and equipment                   $  5,722              $  5,722
Less: Accumulated depreciation                     (3,673)                 (813)
                                                 --------              --------

PROPERTY AND EQUIPMENT - NET                     $  2,049              $  4,909
                                                 ========              ========

Depreciation expense was $2,860 and $813 for the years ended November 30, 2012 and 2011, respectively.

NOTE 7 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                   2012                  2011
                                                 --------              --------
Website development costs                        $  5,000              $  5,000
Less: accumulated amortization                     (1,833)                 (833)
                                                 --------              --------

WEBSITE DEVELOPMENT COSTS, NET                   $  3,167              $  4,167
                                                 ========              ========

Amortization expense was $1,000 and $833 for the years ended November 30, 2012 and 2011, respectively.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at November 30, 2012:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral
------------         -----------   -------------   -------------      ----------
June 18, 2012         $ 50,000          8%         June 18, 2013         None
August 22, 2012       $ 55,000          8%         August 22, 2013       None
November 1, 2012      $ 25,000          8%         November 1, 2013      None
                      --------

TOTAL                 $130,000
                      ========

Principal and interest on the above notes are due at maturity.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of November 30, 2010, there was a balance owing to a former director of the Company in the amount of $1,850. The amount was unsecured, non-interest bearing and had no specific terms of repayment. It was repaid during the year ended November 30, 2011.

As of November 30, 2012, there was a balance owed to related parties in the total amount of $28,503. This debt bears no interest, has no maturity date and is payable on demand.

The Company paid consulting fees totaling $60,000 and $26,182 to a related party for the years ended November 30, 2012 and 2011, respectively.

NOTE 10 - COMMON STOCK WARRANTS

The Company issued 1,000,000 common stock warrants in 2011 and 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, will be classified in stockholders' equity as they meet the definition of "...indexed to the issuer's stock" in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company's Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placements at $131,635 for the 2011 warrants and $12,482 for the 2010 warrants as of the grant dates using the Black-Scholes option pricing model. During the year ended November 30, 2012, the warrants issued in 2010 expired.

Key assumptions used by the Company in the Black-Scholes pricing models are summarized as follows:

                                                                        2011
                                                                    PPM Warrants
                                                                    ------------
Stock price                                                           $ .35
Exercise price                                                          .65
Expected volatility                                                     147%
Expected dividend yield                                                0.00%
Risk-free rate over the estimated expected term of the warrants         .37%
Expected term (in years)                                                  2

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 11 - STOCK-BASED COMPENSATION

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is recorded to expense and additional paid-in capital over the period during which services are rendered. The Company issued 50,000 common shares, and 300,000 options, to consultants in the fiscal year ended November 30, 2011, and 25,000 shares of common stock valued at $2,750 for consulting services in the fiscal year ended November 30, 2012.

The Company has estimated the fair value of the options issued in the fiscal year ended November 30, 2011 at $50,855 as of the grant date using the Black-Scholes option pricing model. The expense was recognized over the vesting period, which amounted to $38,141 expensed in the year ended November 30, 2012, and $12,714 expensed in the year ended November 30, 2011.

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

                                                                 2011 Consultant
                                                                     Options
                                                                     -------
Stock price                                                           $ .22
Exercise price                                                          .24
Expected volatility                                                     109%
Expected dividend yield                                                0.00%
Risk-free rate over the estimated expected life of the warrants        0.93%
Expected term (in years)                                                  5

NOTE 12 - STOCKHOLDERS' EQUITY

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED

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

On January 1, 2012, the Company issued 25,000 common shares to a consultant for services. The shares were valued at a fair market value of $0.13/share on the date of issuance for a total value of $3,250.

On January 26, 2012, the Company issued 75,000 common shares as part of the acquisition of interests in three mineral properties. These shares were valued at a fair market value of $0.13/share on the date of issuance for a total value of $9,750.

As of November 30, 2012, the Company had 1,000,000 of its outstanding warrants expire.

NOTE 13 - INCOME TAXES

For the years ended November 30, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,171,570 at November 30, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2012 and 2011:

                                                      2012              2011
                                                   ----------        ----------
Federal income tax benefit attributable to:
  Current operations                               $  189,878        $  182,702
  Less: valuation allowance                          (189,878)         (182,702)
                                                   ----------        ----------

Net provision for Federal income taxes             $        0        $        0
                                                   ==========        ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2012 and 2011:
                                                      2012              2011
                                                   ----------        ----------
Deferred tax asset attributable to:
  Net operating loss carryover                     $  398,334        $  208,456
  Less: valuation allowance                          (398,334)         (208,456)
                                                   ----------        ----------

Net deferred tax asset                             $        0        $        0
                                                   ==========        ==========

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


NOTE 13 - INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,171,570 as of November 30, 2012. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company is currently a plaintiff in two separate litigations in relation to the above mentioned license agreement whereby the Company wishes to obtain mining claims that were placed on auction. Currently discovery is ongoing and management intends to pursue the claims while being receptive to potential settlement.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 16 - SUBSEQUENT EVENTS

It is management's intention to cancel all mineral property agreements in 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                          Position Held                       Date First Elected
  Name                  with the Company             Age         or Appointed
  ----                  ----------------             ---         ------------
Thomas Menning      President, Chief Financial       61          March 2, 2011
                    Officer, Secretary,
                    Treasurer and Director

Robert Suda         Director                         61          May 4, 2010

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

Our Code of Ethics and Business Conduct will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: First American Silver Corp., 11380 S. Virginia St., #2011, Reno, NV, 89511.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2012 and 2011; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation     All Other
 Position          Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------  ---------  ---------  ---------------  -----------   ---------------  ---------
Thomas Menning(1)  2012     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
President, Chief   2011     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Executive Officer, 2010     N/A        N/A       N/A        N/A          N/A             N/A             N/A            N/A
Chief Financial
Officer, Secretary,
Treasurer and
Director

Robert Suda(2)     2012     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Director and Vice  2011     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
President of       2010     N/A        N/A       N/A        N/A          N/A             N/A             N/A            N/A
Exploration,
former President,
Chief Executive
Officer, Chief
Financial Officer,
Secretary,
Treasurer

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2012 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2012.

OPTION EXERCISES

During our Fiscal year ended November 30, 2012 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2012, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2012 and for the fiscal year ended November 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                           Year Ended
                                                November 30,        November 30,
                                                    2012                2011
                                                  --------            --------
Audit Fees                                        $  8,000            $  7,000
Audit Related Fees                                   3,750               2,725
Tax Fees                                               Nil                 Nil
All Other Fees                                         Nil                 Nil
                                                  --------            --------

Total                                             $ 11,750            $  9,725
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

14.1          Code of Ethics

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

101           INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-K for the year ended November 30, 2011 furnished in XBRL).

101.PRE       XBRL Instance Document
101.INS       XBRL Taxonomy Extension Schema Document
101.SCH       XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL       XBRL Taxonomy Extension Definition Linkbase Document
101.DEF       XBRL Taxonomy Extension Label Linkbase Document
101.LAB       XBRL Taxonomy Extension Presentation Linkbase Document

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

                                          FIRST AMERICAN SILVER CORP.
                                          (Registrant)


Dated: March 15, 2013                     /s/ Thomas Menning
                                          --------------------------------------
                                          Thomas Menning
                                          President, Chief Financial Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 15, 2013                     /s/ Thomas Menning
                                          --------------------------------------
                                          Thomas Menning
                                          President, Chief Financial Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)


Dated: March 15, 2013                     /s/ Robert Suda
                                          --------------------------------------
                                          Robert Suda
                                          Vice President, Exploration and
                                          Director