Form 10-Q
period 2013-02-28
First American Silver Corp.
filed 2013-04-22
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2013
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

      11380 S. Virginia St, #2011                                  89511
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

55,700,000 common shares issued and outstanding as of April 22, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            21

Item 4. Controls and Procedures                                               21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Mine Safety Disclosures                                               22

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              22

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                FEBRUARY 29, 2013

Balance Sheets as of February 28, 2013 and November 30, 2012 (unaudited)       5

Statements of Operations for the three months ended February 28, 2013 and February 29, 2012 and the period from April 29, 2008 (inception)
to February 28, 2013 (unaudited)                                               6

Statement of Stockholders' Equity as of February 28, 2013 (unaudited)          7

Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012 and the period from April 29, 2008 (inception) to
February 28, 2013 (unaudited)                                                  8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                       February 28,           November 30,
                                                                           2013                   2012
                                                                       ------------           ------------
ASSETS

Current assets
  Cash and bank accounts                                               $      6,675           $      7,003
  Deposits                                                                       --                 15,000
                                                                       ------------           ------------
Total current assets                                                          6,675                 22,003
                                                                       ------------           ------------

Property and equipment - net                                                  1,334                  2,049
                                                                       ------------           ------------
Other assets
  Reclamation bond                                                            8,879                  8,879
  Website - net                                                               2,917                  3,167
                                                                       ------------           ------------
Total other assets                                                           11,796                 12,046
                                                                       ------------           ------------

Total Assets                                                           $     19,805           $     36,098
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $     27,334           $     63,077
  Accrued expenses                                                            9,421                  3,172
  Due to related party                                                       26,814                 26,814
  Notes payable                                                             175,000                130,000
                                                                       ------------           ------------

Total liabilities                                                           238,569                223,063
                                                                       ------------           ------------
Stockholders' Equity
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                               0                      0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,700,000 shares issued and outstanding (55,700,000 - 2012)              55,700                 55,700
  Additional paid-in capital                                                797,270                797,270
  Common stock warrants                                                     131,635                131,635
  Deficit accumulated during the exploration stage                       (1,203,369)            (1,171,570)
                                                                       ------------           ------------
Total Stockholders' Equity                                                 (218,764)              (186,965)
                                                                       ------------           ------------

Total Liabilities and Stockholders' Equity                             $     19,805           $     36,098
                                                                       ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2013
                                   (unaudited)

                                                         Three Months           Three Months         April 29, 2008
                                                            Ended                  Ended             (Inception) to
                                                         February 28,           February 29,           February 28,
                                                             2013                   2012                   2013
                                                         ------------           ------------           ------------
REVENUES                                                 $          0           $          0           $          0
                                                         ------------           ------------           ------------
OPERATING EXPENSES
  Exploration costs                                                 0                 14,753                130,926
  Accounting and legal                                          2,143                 31,804                245,770
  Impairment loss on mineral properties                             0                      0                429,929
  Consulting fees                                              17,500                 37,829                202,844
  Incorporation costs                                               0                      0                  1,387
  General and administrative                                    5,907                 21,280                182,779
                                                         ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                       25,550                105,666              1,193,635
                                                         ------------           ------------           ------------

LOSS FROM OPERATIONS                                          (25,550)              (105,666)            (1,193,635)

OTHER INCOME (EXPENSES)
  Interest expense                                              6,249                      0                  9,734

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX          (31,799)              (105,666)            (1,203,369)

PROVISION FOR INCOME TAX                                            0                      0                      0
                                                         ------------           ------------           ------------

NET LOSS                                                 $    (31,799)          $   (105,666)          $ (1,203,369)
                                                         ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                        $      (0.00)          $      (0.00)
                                                         ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                         55,700,000             55,644,231
                                                         ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF FEBRUARY 28, 2013

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock         Additional     Common       During the       Total
                                        ----------------------      Paid in       Stock      Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants       Stage          Equity
                                        ------          ------      -------      --------       -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --             --        35,000
Net loss for the period                         --           --           --           --        (13,639)      (13,639)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --        (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --        (16,345)      (16,345)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --        (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --             --             0
Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                              --           --           --           --        (45,762)      (45,762)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482        (75,746)      374,254

Cancellation of common shares           23,850,000)     (23,850)      23,850           --             --             0
Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --             --       103,000
Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635             --       350,000
Common stock issued for services            50,000           50       15,200           --             --        15,250
Options issued to consultant                    --           --       50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                              --           --           --           --       (537,359)     (537,359)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2011              55,600,000       55,600      769,388      144,117       (613,105)      356,000

Common stock issued for services            25,000           25        2,725           --             --         2,750
Common stock issued for mineral
 properties                                 75,000           75       12,675           --             --        12,750
Expiration of warrants                          --           --       12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                              --           --           --           --       (558,465)     (558,465)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2012              55,700,000       55,700      797,270      131,635     (1,171,570)     (186,965)

Net loss for the period ended
 February 28, 2013                              --           --           --           --        (31,799)      (31,799)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, February 28, 2013              55,700,000     $ 55,700     $797,270     $131,635    $(1,203,369)    $ (218,764)
                                        ==========     ========     ========     ========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2013
                                   (unaudited)

                                                             Three Months           Three Months         April 29, 2008
                                                                Ended                  Ended             (Inception) to
                                                             February 28,           February 29,           February 28,
                                                                 2013                   2012                   2013
                                                             ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $    (31,799)          $   (105,666)          $ (1,203,369)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                    965                    965                  6,471
     Stock issued for services                                          0                  2,750                 18,000
     Stock options issued for services                                  0                      0                 50,855
     Impairment loss on mineral properties                              0                      0                429,929
  Changes in operating assets and liabilities:
     Prepaid expenses                                              15,000                 12,489                      0
     Accounts payable                                             (35,743)                10,782                 27,334
     Accrued expenses                                               6,249                  1,500                  9,421
     Due to related party                                               0                  1,850                 26,814
                                                             ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             (45,328)               (75,330)              (634,545)
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    0                      0                 (5,722)
  Purchase of reclamation bond                                          0                      0                 (8,879)
  Website development costs                                             0                      0                 (5,000)
  (Increase) Decrease in deposits                                       0                 50,000                      0
  Acquisition of mineral properties                                     0                      0               (164,179)
                                                             ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     0                 50,000               (183,780)
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                      45,000                      0                200,000
  Repayments of notes payable                                           0                      0                (25,000)
  Proceeds from the issuance of common stock                            0                      0                650,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                          45,000                      0                825,000
                                                             ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (328)               (25,330)                 6,675

CASH, BEGINNING OF PERIOD                                           7,003                 33,850                      0
                                                             ------------           ------------           ------------

CASH, END OF PERIOD                                          $      6,675           $      8,520           $      6,675
                                                             ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $          0           $          0           $          0
                                                             ============           ============           ============
  Cash paid for interest                                     $          0           $          0           $          0
                                                             ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                              $          0           $          0           $     23,850
                                                             ============           ============           ============
  Common stock issued to acquire mineral properties          $          0           $      9,750           $    265,750
                                                             ============           ============           ============

    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2013 and November 30, 2012, respectively, the Company had $6,675 and $7,003 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts payable, accrued expenses, notes payable, and amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2013, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at February 28, 2013, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three months ended February 29, 2012, as their effect would have been anti-dilutive.

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

Impairment losses totalling $429,929 were recorded since inception relating to three unproven properties.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at February 28, 2013:

                                                                       2013
                                                                     --------
Office furniture and equipment                                       $  5,722
Less: Accumulated depreciation                                         (4,388)
                                                                     --------
Property and equipment - net                                         $  1,334
                                                                     ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                       2013
                                                                     --------

Website development costs                                            $  5,000
Less: accumulated amortization                                         (2,083)
                                                                     --------
Website development costs, net                                       $  2,917
                                                                     ========

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at February 28, 2013:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral
------------         -----------   -------------   -------------      ----------
June 18, 2012         $ 50,000          8%         June 18, 2013         None
August 22, 2012       $ 55,000          8%         August 22, 2013       None
November 1, 2012      $ 25,000          8%         November 1, 2013      None
February 5, 2013      $ 15,000          8%         February 5, 2014      None
February 2, 2013      $ 30,000          8%         February 22, 2014     None
                      --------
      Total           $175,000
                      ========

Principal and interest on the above notes are due at maturity.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 28, 2013, there was a balance owed to related parties in the total amount of $26,814. This debt bears no interest, has no maturity date and is payable on demand.

The Company paid consulting fees totaling $17,500 to a related party for the period ended February 28, 2013.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

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

NOTE 8 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,203,369 as of February 28, 2013. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 9 - SUBSEQUENT EVENTS

It is management's intention to cancel all mineral property agreements in fiscal 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO FEBRUARY 28, 2013

We have not earned any revenues from inception through the period ending February 28, 2013.

                                                                  April 29, 2008
                         Three Months          Three Months         (Inception)
                             Ended                Ended               through
                          February 28,         February 29,         February 28,
                             2013                 2012                 2013
                          ----------           ----------           ----------
Revenues                  $      Nil           $      Nil           $       Nil
Expenses                  $   31,799           $  105,666           $ 1,193,635
Net Loss                  $  (31,799)          $ (105,666)          $(1,193,635)

We incurred a net loss in the amount of $25,550 for the three months ended February 28, 2013 compared to a net loss of $105,666 for the three months ended February 29, 2012 which represents a decrease of $73,867. We incurred a net loss of $1,203,369 for the period from our inception on April 29, 2008 to February 28, 2013.

                                                                                 April 29, 2008
                                         Three Months         Three Months         (Inception)
                                            Ended                Ended               through
                                         February 28,         February 29,         February 28,
                                            2013                 2012                 2013
                                         ----------           ----------           ----------
Exploration costs                        $        0           $   14,753           $  130,926
Accounting and legal                     $    2,143           $   31,804           $  245,770
Impairment loss on mineral properties    $        0           $        0           $  429,929
Consulting fees                          $   17,500           $   37,829           $  202,844
Incorporation costs                      $        0           $        0           $    1,387
General and administrative               $    5,907           $   21,280           $  182,779

Our operating expenses incurred for the three months ended February 28, 2013 included $2,143 for accounting and legal fees, $5,907 for general and administrative expenses and $17,500 for consulting fees compared to the three months ended February 29, 2012 of $31,804 for accounting and legal fees, $14,753 of exploration costs, $21,280 for general and administrative expenses and $37,829 for consulting fees.

Our operating expenses incurred for the period from our inception on April 29, 2008 to February 28, 2013 included $245,770 for accounting and legal fees, $182,779 for general and administrative, $130,923 for exploration costs, $429,929 for an impairment on mineral properties, $202,844 for consulting fees and $1,387 for incorporation costs. We anticipate our operating expenses will increase as we undertake our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL DEFICIT

                                              February 28,          November 30,
                                                 2013                  2012
                                              ----------            ----------
Current Assets                                $    6,675            $   22,003
Current Liabilities                           $  238,569            $  223,063
Working Capital Deficit                       $ (231,894)           $ (201,060)

CASH FLOWS

                                                                                                 April 29, 2008
                                                        Three Months         Three Months         (Inception)
                                                           Ended                Ended               through
                                                        February 28,         February 29,         February 28,
                                                           2013                 2012                 2013
                                                        ----------           ----------           ----------
Net Cash Provided by (Used in) Operating Activities     $  (60,328)          $  (75,330)          $ (634,545)
Net Cash Provided by (Used In) Investing Activities     $   15,000           $   50,000           $ (183,780)
Net Cash Provided by Financing Activities               $   45,000           $        0           $  825,000
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD       $     (328)          $  (25,330)          $    6,675

As of February 28, 2013, we had current assets in the amount of $6,675, consisting of cash. Our current liabilities as of February 28, 2013 were $238,569. We had a working capital deficit of $231,894 on February 28, 2013.

Our cash used in operating activities was $60,328 for the three months ended February 28, 2013 compared to $75,330 for the same period in 2012 and $634,545 for the period from inception on April 29, 2008 to February 28, 2013.

Our cash from investing activities was $15,000 for the three months ended February 28, 2013 compared to cash $50,000 for the same period in 2012. Since inception, we have used $183,780 in investing activities.

Our cash provided by financing activities was $45,000 for the three months ended February 28, 2013 compared to $0 for the same period in 2012 and $825,000 for the period from inception on April 29, 2008 to February 28, 2013.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,203,369 as of February 28, 2013. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2013 and November 30, 2012, respectively, we had $6,675 and $7,003 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2013, there have been no interest or penalties incurred on income taxes.

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

3.3 Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4 Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5 Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

4.1 Sample Stock Certificate (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

Exhibit
Number                             Description
------                             -----------
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

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: April 22, 2013                   /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)