Form 10-Q
period 2013-05-31
First American Silver Corp.
filed 2013-07-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2013
                                       or

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

55,700,000 common shares issued and outstanding as of July 15, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Mine Safety Disclosures                                               21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              22

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                  MAY 31, 2013

Balance Sheets as of May 31, 2013 and November 30, 2012 (unaudited)            5

Statements of Operations for the three and six months ended
May 31, 2013 and 2012 and the period from April 29, 2008 (inception)
to May 31, 2013 (unaudited)                                                    6

Statement of Stockholders' Equity (Deficit) as of May 31, 2013 (unaudited)     7

Statements of Cash Flows for the six months ended May 31, 2013 and 2012
and the period from April 29, 2008 (inception) to May 31, 2013 (unaudited)     8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                        May 31, 2013         November 30, 2012
                                                                        ------------         -----------------
ASSETS

Current assets
  Cash and bank accounts                                                $         50           $      7,003
  Deposits                                                                        --                 15,000
                                                                        ------------           ------------
Total current assets                                                              50                 22,003
                                                                        ------------           ------------

Property and equipment - net                                                     619                  2,049
                                                                        ------------           ------------
Other assets
  Reclamation bond                                                             8,879                  8,879
  Website - net                                                                2,667                  3,167
                                                                        ------------           ------------
Total other assets                                                            11,546                 12,046
                                                                        ------------           ------------

Total Assets                                                            $     12,215           $     36,098
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                      $     71,909           $     63,077
  Accrued expenses                                                             9,381                  3,172
  Due to related party                                                        30,562                 26,814
  Notes payable                                                              182,500                130,000
                                                                        ------------           ------------
Total liabilities                                                            294,352                223,063
                                                                        ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                0                      0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   55,700,000 shares issued and outstanding (55,700,000 - 2012)               55,700                 55,700
  Additional paid-in capital                                                 797,270                797,270
  Common stock warrants                                                      131,635                131,635
  Deficit accumulated during the exploration stage                        (1,266,742)            (1,171,570)
                                                                        ------------           ------------
Total Stockholders' Equity (Deficit)                                        (282,137)              (186,965)
                                                                        ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                    $     12,215           $     36,098
                                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2013 AND 2012
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2013
                                   (unaudited)

                                         Three Months     Three Months      Six Months       Six Months     April 29, 2008
                                            Ended            Ended            Ended            Ended        (Inception) to
                                         May 31, 2013     May 31, 2012     May 31, 2013     May 31, 2012     May 31, 2013
                                         ------------     ------------     ------------     ------------     ------------
REVENUES                                 $          0     $          0     $          0     $          0     $          0
                                         ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Exploration costs                                 0            3,376                0           18,129          130,926
  Accounting and legal                         45,571           31,654           47,714           63,458          291,341
  Impairment loss on mineral properties             0                0                0                0          429,929
  Consulting fees                              15,307           27,430           32,807           65,258          218,151
  Incorporation costs                               0                0                0                0            1,387
  General and administrative                    2,475           17,130            8,382           38,412          185,254
                                         ------------     ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                       63,353           79,590           88,903          185,257        1,256,988
                                         ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                          (63,353)         (79,590)         (88,903)        (185,257)      (1,256,988)

OTHER INCOME (EXPENSES)
  Interest expense                               (417)               0           (6,269)               0           (9,754)
                                         ------------     ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAX                               (63,770)         (79,590)         (95,172)        (185,257)      (1,266,742)

PROVISION FOR INCOME TAX                            0                0                0                0                0
                                         ------------     ------------     ------------     ------------     ------------

NET LOSS                                 $    (63,770)    $    (79,590)    $    (95,172)    $   (185,257)    $ (1,266,742)
                                         ============     ============     ============     ============     ============

LOSS PER SHARE (BASIC AND DILUTED)       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED             55,700,000       55,700,000       55,700,000       55,644,231
                                         ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
                               AS OF MAY 31, 2013

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock         Additional     Common       During the       Total
                                        ----------------------      Paid in       Stock      Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants       Stage          Equity
                                        ------          ------      -------      --------       -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --             --        35,000
Net loss for the period                         --           --           --           --        (13,639)      (13,639)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --        (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --        (16,345)      (16,345)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --        (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --             --             0
Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                              --           --           --           --        (45,762)      (45,762)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482        (75,746)      374,254

Cancellation of common shares           23,850,000)     (23,850)      23,850           --             --             0
Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --             --       103,000
Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635             --       350,000
Common stock issued for services            50,000           50       15,200           --             --        15,250
Options issued to consultant                    --           --       50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                              --           --           --           --       (537,359)     (537,359)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2011              55,600,000       55,600      769,388      144,117       (613,105)      356,000

Common stock issued for services            25,000           25        2,725           --             --         2,750
Common stock issued for mineral
 properties                                 75,000           75       12,675           --             --        12,750
Expiration of warrants                          --           --       12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                              --           --           --           --       (558,465)     (558,465)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2012              55,700,000       55,700      797,270      131,635     (1,171,570)     (186,965)

Net loss for the period ended
 May 31, 2013                                   --           --           --           --        (95,172)      (95,172)
                                        ----------     --------     --------     --------    -----------     ---------

Balance, May 31, 2013                   55,700,000     $ 55,700     $797,270     $131,635    $(1,266,742)    $(282,137)
                                        ==========     ========     ========     ========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2013 AND 2012
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2013
                                   (unaudited)

                                                             Six Months           Six Months         April 29, 2008
                                                               Ended                Ended            (Inception) to
                                                            May 31, 2013         May 31, 2012         May 31, 2013
                                                            ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $    (95,172)        $   (185,257)        $ (1,266,742)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by (Used In) Operating Activities:
     Depreciation and amortization                                 1,930                1,930                7,436
     Stock issued for services                                         0                2,750               18,000
     Stock options issued for services                                 0                    0               50,855
     Impairment loss on mineral properties                             0                    0              429,929
  Changes in operating assets and liabilities:
     Prepaid expenses                                             15,000               36,702                    0
     Accounts payable                                             (3,277)              22,411               59,800
     Accrued expenses                                              6,209                1,500                9,381
     Due to related party                                         15,857                1,850               42,671
                                                            ------------         ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                            (59,453)            (118,114)            (648,670)
                                                            ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   0                    0               (5,722)
  Purchase of reclamation bond                                         0                    0               (8,879)
  Website development costs                                            0                    0               (5,000)
  (Increase) Decrease in deposits                                      0               85,000                    0
  Acquisition of mineral properties                                    0                 (340)            (164,179)
                                                            ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    0               84,660             (183,780)
                                                            ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                     52,500                    0              207,500
  Repayments of notes payable                                          0                    0              (25,000)
  Proceeds from the issuance of common stock                           0                    0              650,000
                                                            ------------         ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         52,500                    0              832,500
                                                            ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,953)             (33,454)                  50

CASH, BEGINNING OF PERIOD                                          7,003               33,850                    0
                                                            ------------         ------------         ------------

CASH, END OF PERIOD                                         $         50         $        396         $         50
                                                            ============         ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                $          0         $          0         $          0
                                                            ============         ============         ============
  Cash paid for interest                                    $          0         $          0         $          0
                                                            ============         ============         ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                             $          0         $          0         $     23,850
                                                            ============         ============         ============
  Common stock issued to acquire mineral properties         $          0         $      9,750         $    265,750
                                                            ============         ============         ============


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2013 and November 30, 2012, respectively, the Company had $50 and $7,003 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2013, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at May 31, 2013, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the six months ended May 31, 2013, as their effect would have been anti-dilutive.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at May 31, 2013:

                                                                        2013
                                                                      --------
Office furniture and equipment                                        $  5,722
Less: Accumulated depreciation                                          (5,103)
                                                                      --------
Property and equipment - net                                          $    619
                                                                      ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                        2013
                                                                      --------
Website development costs                                             $  5,000
Less: accumulated amortization                                          (2,333)
                                                                      --------
Website development costs, net                                        $  2,667
                                                                      ========

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at May 31, 2013:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral
------------         -----------   -------------   -------------      ----------
June 18, 2012         $ 50,000          8%         Demand                None
August 22, 2012       $ 55,000          8%         August 22, 2013       None
November 1, 2012      $ 25,000          8%         November 1, 2013      None
February 5, 2013      $ 15,000          8%         February 5, 2014      None
February 2, 2013      $ 30,000          8%         February 22, 2014     None
April 17, 2013        $  7,500          8%         April 17, 2014        None
                      --------
      Total           $182,500
                      ========

Principal and interest on the above notes are due at maturity.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2013, there was a balance owed to related parties in the total amount of $30,562. This debt bears no interest, has no maturity date and is payable on demand.

The Company paid consulting fees totaling $13,500 to a related party for the period ended May 31, 2013.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,266,742 as of May 31, 2013. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 9 - SUBSEQUENT EVENTS

It is management's intention to cancel all mineral property agreements in fiscal 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

We have not earned any revenues from inception through the period ending May 31, 2013.

                                         Three Months             Three Months
                                            Ended                    Ended
                                         May 31, 2013             May 31, 2012
                                         ------------             ------------
Revenues                                   $     Nil                $     Nil
Expenses                                   $  63,353                $  79,590
Net Loss                                   $ (63,770)               $ (79,590)

We incurred a net loss in the amount of $63,770 for the three months ended May 31, 2013 compared to a net loss of $79,590 for the three months ended May 31, 2012 which represents a decrease of $15,820.

                                         Three Months             Three Months
                                            Ended                    Ended
                                         May 31, 2013             May 31, 2012
                                         ------------             ------------

 Exploration costs                         $       0                $   3,376
 Accounting and legal                      $  45,571                $  31,654
 Impairment loss on mineral properties     $       0                $       0
 Consulting fees                           $  15,307                $  27,430
 Incorporation costs                       $       0                $       0
 General and administrative                $   2,475                $  17,130

Our operating expenses incurred for the three months ended May 31, 2013 included $45,571 for accounting and legal fees, $2,475 for general and administrative expenses and $15,307 for consulting fees compared to the three months ended May 31, 2012 of $31,654 for accounting and legal fees, $3,376 of exploration costs, $17,130 for general and administrative expenses and $27,430 for consulting fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO MAY 31, 2013

We have not earned any revenues from inception through the period ending May 31, 2013.

                   Six Months               Six Months           April 30, 2008
                     Ended                    Ended                   to
                  May 31, 2013             May 31, 2012           May 31, 2013
                  ------------             ------------           ------------
Revenues           $      Nil               $     Nil              $       Nil
Expenses           $   88,903               $ 185,257              $ 1,256,988
Net Loss           $  (95,172)              $(185,257)             $(1,266,742)

We incurred a net loss in the amount of $95,172 for the six months ended May 31, 2013 compared to a net loss of $185,257 for the six months ended May 31, 2012 which represents a decrease of $90,085.

                                       Six Months     Six Months  April 30, 2008
                                         Ended          Ended          to
                                      May 31, 2013   May 31, 2012  May 31, 2013
                                      ------------   ------------  ------------

Exploration costs                       $      0       $ 18,129      $130,926
Accounting and legal                    $ 47,714       $ 63,458      $291,341
Impairment loss on mineral properties   $      0       $      0      $429,929
Consulting fees                         $ 32,807       $ 65,258      $218,151
Incorporation costs                     $      0       $      0      $  1,387
General and administrative              $  8,382       $ 38,412      $185,254

Our operating expenses incurred for the six months ended May 31, 2013 included $47,714 for accounting and legal fees, $8,382 for general and administrative expenses and $15,307 for consulting fees compared to the six months ended May 31, 2012 of $63,458 for accounting and legal fees, $18,129 of exploration costs, $38,412 for general and administrative expenses and $65,258 for consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                             May 31, 2013      November 30, 2012
                                             ------------      -----------------

Current Assets                                 $      50          $  22,003
Current Liabilities                            $ 294,352          $ 223,063
Working Capital (Deficit) $                     (294,302)         $(201,060)

CASH FLOWS

                                                            Six Months          Six Months        April 30, 2008
                                                              Ended               Ended           (Inception) to
                                                           May 31, 2013        May 31, 2012        May 31, 2013
                                                           ------------        ------------        ------------
Net Cash Provided by (Used in) Operating Activities          $ (59,453)          $(118,114)          $(648,670)
Net Cash Provided by (Used In) Investing Activities          $       0           $  84,660           $(183,780)
Net Cash Provided by Financing Activities                    $  52,500           $       0           $ 832,500
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD            $  (6,953)          $ (33,454)          $      50

As of May 31, 2013, we had current assets in the amount of $50, consisting of cash. Our current liabilities as of May 31, 2013 were $294,352. We had a working capital deficit of $294,302 on May 31, 2013.

Our cash used in operating activities was $59,453 for the six months ended May 31, 2013 compared to $118,114 for the same period in 2012 and $648,670 for the period from inception on April 29, 2008 to May 31, 2013.

Our cash from investing activities was $0 for the six months ended May 31, 2013 compared to $84,660 for the same period in 2012. Since inception, we have used $183,780 in investing activities.

Our cash provided by financing activities was $52,500 for the six months ended May 31, 2013 compared to $0 for the same period in 2012 and $832,500 for the period from inception on April 29, 2008 to May 31, 2013.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,266,742 as of May 31, 2013. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2013 and November 30, 2012, respectively, we had $50 and $7,003 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2013, there have been no interest or penalties incurred on income taxes.

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

                                       FIRST AMERICAN SILVER CORP.
                                       (Registrant)


Date: July 15, 2013                    /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)