Form 10-Q
period 2013-08-31
First American Silver Corp.
filed 2013-10-21
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2013
                                       or

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

57,391,000 common shares issued and outstanding as of October 21, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Mine Safety Disclosures                                               21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                 AUGUST 31, 2013

Balance Sheets as of August 31, 2013 and November 30, 2012 (unaudited)         5

Statements of Operations for the three and nine months ended
August 31, 2013 and 2012 and the period from April 29, 2008 (inception)
to August 31, 2013 (unaudited)                                                 6

Statement of Stockholders' Equity (Deficit) as of August 31, 2013 (unaudited)  7

Statements of Cash Flows for the nine months ended August 31, 2013 and 2012 and the period from April 29, 2008 (inception) to
August 31, 2013 (unaudited)                                                    8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              August 31,            November 30,
                                                                                2013                   2012
                                                                            ------------           ------------
ASSETS

Current assets
  Cash and bank accounts                                                    $        150           $      7,003
  Prepaid expenses                                                                20,196                 15,000
                                                                            ------------           ------------
Total current assets                                                              20,346                 22,003
                                                                            ------------           ------------

Property and equipment - net                                                          --                  2,049
                                                                            ------------           ------------
Other assets
  Reclamation bond                                                                 8,879                  8,879
  Website - net                                                                    2,417                  3,167
                                                                            ------------           ------------
Total other assets                                                                11,296                 12,046
                                                                            ------------           ------------

Total Assets                                                                $     31,642           $     36,098
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                          $     86,408           $     63,077
  Accrued expenses                                                                12,910                  3,172
  Due to related party                                                             8,562                 26,814
  Notes payable                                                                  188,750                130,000
                                                                            ------------           ------------

Total liabilities                                                                296,630                223,063
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   56,366,000 shares issued and outstanding (55,700,000 - 2012)                   56,366                 55,700
  Additional paid-in capital                                                     819,284                797,270
  Common stock warrants                                                          131,635                131,635
  Deficit accumulated during the exploration stage                            (1,272,273)            (1,171,570)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (264,988)              (186,965)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     31,642           $     36,098
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 AND 2012
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2013
                                   (UNAUDITED)

                                          Three Months      Three Months      Nine Months      Nine Months     April 29, 2008
                                             Ended             Ended             Ended            Ended        (Inception) to
                                           August 31,        August 31,        August 31,       August 31,       August 31,
                                              2013              2012              2013             2012             2013
                                          ------------      ------------      ------------     ------------     ------------
REVENUES                                  $     32,650      $         --      $     32,650     $         --     $     32,650
                                          ------------      ------------      ------------     ------------     ------------
OPERATING EXPENSES
  Exploration costs                                 --            31,014                --           49,143          130,926
  Accounting and legal                          21,641            14,298            69,355           77,756          312,982
  Impairment loss on mineral properties         40,000                --            40,000               --          469,929
  Consulting fees                               10,000            36,940            42,807          102,198          228,151
  Incorporation costs                               --                --                --               --            1,387
  General and administrative                    10,589            12,577            18,971           50,989          195,843
                                          ------------      ------------      ------------     ------------     ------------
TOTAL OPERATING EXPENSES                        82,230            94,829           171,133          280,086        1,339,218
                                          ------------      ------------      ------------     ------------     ------------

LOSS FROM OPERATIONS                           (49,580)          (94,829)         (138,483)        (280,086)      (1,306,568)

OTHER INCOME (EXPENSES)
  Debt forgiveness                              50,000                --            50,000               --           50,000
  Interest expense                              (5,951)               --           (12,220)              --          (15,705)
                                          ------------      ------------      ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                            (5,531)          (94,829)         (100,703)        (280,086)      (1,272,273)

INCOME TAXES                                        --                --                --               --               --
                                          ------------      ------------      ------------     ------------     ------------

NET INCOME (LOSS)                         $     (5,531)     $    (94,829)     $   (100,703)    $   (280,086)    $ (1,272,273)
                                          ============      ============      ============     ============     ============
INCOME (LOSS) PER SHARE
(BASIC AND DILUTED)                       $      (0.00)     $      (0.00)     $      (0.00)    $      (0.00)
                                          ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
  BASIC AND DILUTED                         57,247,217        55,700,000        56,219,504       55,681,545
                                          ============      ============      ============     ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                              AS OF AUGUST 31, 2013

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock         Additional     Common       During the       Total
                                        ----------------------      Paid in       Stock      Exploration    Stockholders'
                                        Shares          Amount      Capital      Warrants       Stage          Equity
                                        ------          ------      -------      --------       -----          ------
Inception, April 29, 2008                       --     $     --     $     --     $     --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share              52,500,000        1,500       13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                   24,500,000          700       34,300           --             --        35,000
Net loss for the period                         --           --           --           --        (13,639)      (13,639)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2008              77,000,000        2,200       47,800           --        (13,639)       36,361

Net loss for the year ended
 November 30, 2009                              --           --           --           --        (16,345)      (16,345)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2009              77,000,000        2,200       47,800           --        (29,984)       20,016

Adjust for 35:1 forward stock split             --       74,800      (74,800)          --             --            --
Private placement on October 29, 2010
 @ $0.25 per share                       1,000,000        1,000      236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties         300,000          300      149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                              --           --           --           --        (45,762)      (45,762)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2010              78,300,000       78,300      359,218       12,482        (75,746)      374,254

Cancellation of common shares          (23,850,000)     (23,850)      23,850           --             --            --
Common stock issued in relation to
 acquisition of mineral properties         100,000          100      102,900           --             --       103,000
Private placement on October 29, 2010
@ $0.25 per share                        1,000,000        1,000      217,365      131,635             --       350,000
Common stock issued for services            50,000           50       15,200           --             --        15,250
Options issued to consultant                    --           --       50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                              --           --           --           --       (537,359)     (537,359)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2011              55,600,000       55,600      769,388      144,117       (613,105)      356,000

Common stock issued for services            25,000           25        2,725           --             --         2,750
Common stock issued for mineral
 properties                                 75,000           75       12,675           --             --        12,750
Expiration of warrants                          --           --       12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                              --           --           --           --       (558,465)     (558,465)
                                        ----------     --------     --------     --------    -----------     ---------
Balance, November 30, 2012              55,700,000       55,700      797,270      131,635     (1,171,570)     (186,965)
Net loss for the period ended
 August 31, 2013                                --           --           --           --       (100,703)     (100,703)
                                        ----------     --------     --------     --------    -----------     ---------

Balance, August 31, 2013                56,366,000     $ 56,366     $819,284     $131,635    $(1,272,273)    $(264,988)
                                        ==========     ========     ========     ========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2013 AND 2012
        AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2013
                                   (UNAUDITED)

                                                              Nine Months            Nine Months          April 29, 2008
                                                                Ended                  Ended              (Inception) to
                                                              August 31,             August 31,             August 31,
                                                                 2013                   2012                   2013
                                                             ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $   (100,703)          $   (280,086)          $ (1,272,273)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by (Used in) Operating Activities:
     Depreciation and amortization                                  2,799                  2,895                  8,305
     Accretion included in interest                                 2,484                     --                  2,484
     Stock issued for services                                         --                  2,750                 18,000
     Stock options issued for services                                 --                     --                 50,855
     Impairment loss on mineral properties                         40,000                     --                469,929
  Changes in operating assets and liabilities:
     Prepaid expenses                                              15,000                 50,664                     --
     Accounts payable                                             (16,669)                19,714                 46,408
     Accrued expenses                                               9,738                 (5,500)                12,910
     Due to related party                                         (18,252)                 1,850                  8,562
                                                             ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             (65,603)              (207,713)              (654,820)
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   --                     --                 (5,722)
  Purchase of reclamation bond                                         --                     --                 (8,879)
  Website development costs                                            --                     --                 (5,000)
  (Increase) Decrease in deposits                                      --                 85,000                     --
  Acquisition of mineral properties                                    --                     --               (164,179)
                                                             ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --                 85,000               (183,780)
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                      58,750                105,000                213,750
  Repayments of notes payable                                          --                     --                (25,000)
  Proceeds from the issuance of common stock                           --                     --                650,000
                                                             ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          58,750                105,000                838,750
                                                             ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (6,853)               (17,713)                   150

CASH, BEGINNING OF PERIOD                                           7,003                 33,850                     --
                                                             ------------           ------------           ------------

CASH, END OF PERIOD                                          $        150           $     16,137           $        150
                                                             ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $         --           $         --           $         --
                                                             ============           ============           ============
  Cash paid for interest                                     $         --           $         --           $         --
                                                             ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common shares                              $          0           $          0           $     23,850
                                                             ============           ============           ============
  Common stock issued to acquire mineral properties          $          0           $      9,750           $    265,750
                                                             ============           ============           ============

    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2013 and November 30, 2012, respectively, the Company had $150 and $7,003 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2013, there have been no interest or penalties incurred on income taxes.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,300,000 at August 31, 2013, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the six months ended August 31, 2013, as their effect would have been anti-dilutive.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at August 31, 2013:

                                                                     2013
                                                                   --------
Office furniture and equipment                                     $  5,722
Less: Accumulated depreciation                                       (5,722)
                                                                   --------
Property and equipment - net                                       $     --
                                                                   ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization:

                                                                     2013
                                                                   --------
Website development costs                                          $  5,000
Less: accumulated amortization                                       (2,583)
                                                                   --------
Website development costs, net                                     $  2,417
                                                                   ========

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at August 31, 2013:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral
------------         -----------   -------------   -------------      ----------
November 1, 2012      $ 25,000         8%          November 1, 2013       None
February 5, 2013      $ 15,000         8%          February 5, 2014       None
February 2, 2013      $ 30,000         8%          February 22, 2014      None
April 17, 2013        $  7,500         8%          April 17, 2014         None
June 12, 2013         $  6,250         8%          June 12, 2014          None
June 18, 2013         $ 50,000         8%          June 18, 2014          None
August 22, 2013       $ 55,000         8%          August 22, 2014        None
                      --------
        Total         $188,750
                      ========

Principal and interest on the above notes are due at maturity.

On June 18, 2013, a loan payable in the amount of $50,000 was retired and reissued under the same terms. As consideration for the re-issuance of the note, the Company issued 270,000 bonus common shares to the lender at a fair value of $10,800.

On August 22, 2013, a loan payable in the amount of $55,000 was retired and reissued under the same terms. As consideration for the re-issuance of the note, the Company issued 396,000 bonus common shares to the lender at a fair value of $11,880.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of August 31, 2013, there was a balance owed to related parties in the total amount of $8,562. This debt bears no interest, has no maturity date and is payable on demand.

The Company paid consulting fees totaling $22,500 to a related party for the nine month period ended August 31, 2013.

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

On June 18, 2013, the Company issued 270,000 common shares in exchange to extend a note payable. These shares were valued at a fair market value of $0.04/share on the date of issuance for a total value of $10,800.

On August 22, 2013, the Company issued 396,000 common shares in exchange to extend a note payable. These shares were valued at a fair market value of $0.03/share on the date of issuance for a total value of $11,880.

NOTE 8 - SETTLEMENT OF DEBT

During the quarter, the Company negotiated an accounts payable balance owing to a professional consultant whereby $50,000 of the balance was settled and no longer an obligation of the Company. The Company has recorded this forgiveness of debt in other income.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,272,273 as of August 31, 2013. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 10- SUBSEQUENT EVENTS

It is management's intention to cancel all mineral property agreements in fiscal 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

We have not earned any revenues from inception through the period ending August 31, 2013.

                                               Three Months         Three Months
                                                  Ended                Ended
                                                August 31,           August 31,
                                                   2013                 2012
                                                 --------             --------
Revenues                                         $ 32,650             $    Nil
Operating Expenses                               $ 82,230             $ 94,829
Operating Loss                                   $(49,580)            $(94,829)
Other Income                                     $ 44,049             $     --
Net Loss                                         $ (5,531)            $(94,829)

We incurred a net loss in the amount of $5,531 for the three months ended August 31, 2013 compared to a net loss of $94,829 for the three months ended August 31, 2012 which represents a decrease of $89,325. Included in other income is $50,000 gain on settlement of debt offset by $5,951 of interest expenses. During the three months ended August 31, 2012, we did not have other income.

                                               Three Months         Three Months
                                                  Ended                Ended
                                                August 31,           August 31,
                                                   2013                 2012
                                                 --------             --------
Exploration costs                                $     --             $ 31,014
Accounting and legal                             $ 21,641             $ 14,298
Impairment loss on mineral properties            $ 40,000             $     --
Consulting fees                                  $ 10,000             $ 36,940
Incorporation costs                              $     --             $     --
General and administrative                       $ 10,589             $ 12,577

Our operating expenses incurred for the three months ended August 31, 2013 included $21,641 for accounting and legal fees, $10,589 for general and administrative expenses, $40,000 related to costs related to a mineral property and $10,000 for consulting fees compared to the three months ended August 31, 2012 of $14,298 for accounting and legal fees, $31,014 of exploration costs, $12,577 for general and administrative expenses and $36,940 for consulting fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012 AND THE PERIOD FROM INCEPTION (APRIL 29, 2008) TO AUGUST 31, 2013

                             Nine Months        Nine Months      April 29, 2008
                               Ended              Ended                to
                             August 31,         August 31,         August 31,
                                2013               2012               2013
                            ------------       ------------       ------------
Revenues                    $     32,650       $        Nil       $     32,650
Expenses                    $    171,133       $    280,086       $  1,339,218
Operating income            $   (138,483)      $   (280,086)      $ (1,306,568)
Other income (expense)      $     37,780       $         --       $    (34,295)
Net Loss                    $   (100,703)      $   (280,086)      $ (1,272,273)


We incurred a net loss in the amount of $100,703 for the nine months ended August 31, 2013 compared to a net loss of $280,086 for the nine months ended August 31, 2012 which represents a decrease of $179,383. Included in other income is $50,000 gain on settlement of debt offset by $12,220 of interest expenses. During the nine months ended August 31, 2012, we did not have other income.

                             Nine Months        Nine Months      April 29, 2008
                               Ended              Ended                to
                             August 31,         August 31,         August 31,
                                2013               2012               2013
                            ------------       ------------       ------------
Exploration costs           $         --       $     49,143       $    130,926
Accounting and legal        $     69,355       $     77,756       $    312,982
Impairment loss on mineral
 properties                 $     40,000       $         --       $    469,929
Consulting fees             $     42,807       $    102,198       $    228,151
Incorporation costs         $         --       $         --       $      1,387
General and administrative  $     18,971       $     50,989       $    195,843

Our operating expenses incurred for the nine months ended August 31, 2013 included $69,355 for accounting and legal fees, $18,971 for general and administrative expenses, $40,000 related to additional payments with respect to a mineral property and $42,807 for consulting fees compared to the nine months ended August 31, 2012 of $77,756 for accounting and legal fees, $49,143 of exploration costs, $50,989 for general and administrative expenses and $102,198 for consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                 August 31,         November 30,
                                                   2013                2012
                                                ----------          ----------
Current Assets                                  $   20,346          $   22,003
Current Liabilities                             $  296,630          $  223,063
Working Capital (Deficit)                       $ (276,284)         $ (201,060)

CASH FLOWS

                                                        Nine Months      Nine Months     April 29, 2008
                                                           Ended            Ended        (Inception) to
                                                         August 31,       August 31,        August 31,
                                                           2013             2012              2013
                                                        ----------       ----------        ----------
Net Cash Provided by (Used in) Operating Activities     $  (65,603)      $ (207,713)       $ (654,820)
Net Cash Provided by (Used In) Investing Activities     $        0       $   85,000        $ (183,780)
Net Cash Provided by Financing Activities               $   58,750       $  105,000        $  838,750
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD       $   (6,853)      $  (17,713)       $      150

As of August 31, 2013, we had current assets in the amount of $20,346, consisting of cash of $150 and prepaid expenses of $20,196. Our current liabilities as of August 31, 2013 were $296,630. We had a working capital deficit of $276,284 on August 31, 2013.

Our cash used in operating activities was $65,603 for the nine months ended August 31, 2013 compared to $207,713 for the same period in 2012 and $654,820 for the period from inception on April 29, 2008 to August 31, 2013.

Our cash from investing activities was $0 for the nine months ended August 31, 2013 compared to $85,000 for the same period in 2012. Since inception, we have used $183,780 in investing activities.

Our cash provided by financing activities was $58,750 for the nine months ended August 31, 2013 compared to $105,000 for the same period in 2012 and $838,750 for the period from inception on April 29, 2008 to August 31, 2013.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,272,273 as of August 31, 2013. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At August, 2013 and November 30, 2012, respectively, we had $150 and $7,003 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2013, there have been no interest or penalties incurred on income taxes.

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

                                       FIRST AMERICAN SILVER CORP.
                                              (Registrant)


Date: October 21, 2013                 /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)