Form 10-K
period 2013-11-30
First American Silver Corp.
filed 2014-03-17
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2013

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

                         Common Stock, $0.001 par value
                                (Title of class)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2013 was $1,590,560 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 58,448,067 as of March 14, 2014

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 6

Item 1B. Unresolved Staff Comments............................................ 9

Item 2.  Properties........................................................... 9

Item 3.  Legal Proceedings....................................................10

Item 4.  Mine Safety Disclosures..............................................10

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................10

Item 6.  Selected Financial Data..............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........16

Item 8.  Financial Statements and Supplementary Data..........................17

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................34

Item 9A. Controls and Procedures .............................................34

Item 9B. Other Information....................................................35

Item 10. Directors, Executive Officers and Corporate Governance...............35

Item 11. Executive Compensation...............................................38

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................40

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................41

Item 14. Principal Accounting Fees and Services...............................41

Item 15. Exhibits, Financial Statement Schedules..............................42

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

The Company did not meet its October 29, 2013 obligations on these properties and, as such, have returned the properties.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 11380 S. Virginia, Suite 2011, Reno, Nevada, 89511 and is provided to us at no cost.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/ divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote. In all probability our mineral resource properties do not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $80 as of November 30, 2013 and a working capital deficit of $242,714. We have also incurred a cumulative net loss of $1,366,706 from our inception on April 29, 2008 through November 30, 2013. We estimate that our average monthly operating expenses will be approximately $3,375, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated March 11, 2014, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

ITEM 2. PROPERTIES

Our principal office is located at 11380 S. Virginia St. Suite #2011, Reno, NV, 89511 and is leased to us at no cost.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                               OTC Bulletin Board

                 Quarter Ended              High           Low
                 -------------              ----          -----
                November 30, 2013          $ 0.06         $ 0.01
                August 31, 2013            $ 0.04         $ 0.02
                May 31, 2013               $ 0.07         $ 0.01
                February 28, 2013          $ 0.08         $ 0.03
                November 30, 2012          $ 0.20         $ 0.05
                August 31, 2012            $ 0.12         $ 0.02
                May 31, 2012               $ 0.14         $ 0.01
                February 28, 2012          $ 0.16         $ 0.10

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 14, 2013, there were 26 registered holders of record of our common stock and 58,448,067 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2013 and November 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our optioned properties during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

                   Expense                                          Cost
                   -------                                         -------
     General and administrative expenses                           $15,000
     Management and administrative costs                           $10,000
     Legal Fees                                                    $ 7,500
     Auditor Fees                                                  $ 8,000
                                                                   -------
                                                                   $40,500
                                                                   =======

Of the $40,500 that we require for the next 12 months, we have $80 in cash as of November 30, 2013, and a working capital deficit of $242,714. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2014.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2013.

Our operating results for the year ended November 30, 2013 are summarized as follows in comparison to our operating results for the same period ended November 30, 2012:

                                                        Year Ended
                                                        November 30,
                                                   2013              2012
                                                ----------        ----------
Revenue                                         $      Nil        $      Nil
Operating Expenses                              $  209,700        $  554,890
Net Loss                                        $ (195,136)       $ (558,465)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2013 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2012:

                                                        Year Ended
                                                        November 30,
                                                   2013              2012
                                                ----------        ----------
Exploration costs                               $   41,771        $   19,744
Accounting and legal                                90,587           111,544
Impairment loss on mineral properties                    0           232,593
Consulting fees                                     55,554           131,198
Transfer agent and filing fees                       1,565             1,417
Miscellaneous fees                                       0                 0
Incorporation costs                                      0                 0
General and administrative                          20,223            58,484


The decrease in accounting and legal expenses for the year ended November 30, 2013, compared to the same period in fiscal 2012, was mainly due to to activity related to our legal proceedings as disclosed elsewhere in this Form 10K.

The decrease in exploration costs is a result of our reduced cash position which has affected our ability to pursue additional exploration costs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At             At          Percentage
                                     November 30,   November 30,      Increase/
                                         2013           2012          Decrease
                                      ----------     ----------       --------

Current Assets                        $   26,027     $   22,003         18%
Current Liabilities                   $  268,741     $  223,063         20%
Working Capital (Deficiency)          $ (242,714)    $ (201,060)

CASH FLOWS

                                                    Year Ended      Year Ended
                                                    November 30,    November 30,
                                                        2013            2012
                                                     ----------      ----------
Net cash from (used in) operations                   $ (138,961)     $ (238,969)
Net cash (used in) investing activities              $   23,288      $   55,308
Net cash provided by financing activities            $  108,750      $  156,814
Increase (Decrease) In Cash During The Period        $   (6,923)     $  (26,847)

We had cash in the amount of $80 as of November 30, 2013 as compared to $7,003 as of November 30, 2012. We had working capital deficiency of $242,714 as of November 30, 2013 compared to working capital of $201,060 as of November 30, 2012.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

RISKS AND UNCERTAINTIES

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2013 and 2012, respectively, we had $80 and $7,003 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

Mineral properties are analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present. The claims owned by the Company were analyzed for impairment by the management of the Company as of November 30, 2013 and 2012. Impairment losses totalling $0 were recorded in 2013 (2012: $232,593) relating to mineral properties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                NOVEMBER 30, 2013

Report of Independent Registered Public Accounting Firm                     18

Balance Sheets as of November 30, 2013 and 2012                             19

Statements of Operations for the years ended
November 30, 2013 and 2012 and the period from
April 29, 2008 (inception) to November 30, 2013                             20

Statement of Stockholders' Equity (Deficit) as of
November 30, 2013                                                           21

Statements of Cash Flows for the years ended
November 30, 2013 and 2012 and the period from
April 29, 2008 (inception) to November 30, 2013                             22

Notes to the Financial Statements                                           23

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
First American Silver Corp.
Reno, Nevada

We have audited the accompanying balance sheets of First American Silver Corp. (the "Company") as of November 30, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from April 29, 2008 (inception) through November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from April 29, 2008 (inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
March 11, 2014

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                           NOVEMBER 30, 2013 AND 2012

                                                                                2013                   2012
                                                                            ------------           ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                 $         80           $      7,003
  Accounts receivable - other                                                      6,433                     --
  Prepaid expenses                                                                19,514                     --
  Deposits - current                                                                  --                 15,000
                                                                            ------------           ------------
Total Current Assets                                                              26,027                 22,003
                                                                            ------------           ------------

Property and Equipment - net                                                          --                  2,049
                                                                            ------------           ------------
Other Assets
  Reclamation bond                                                                   591                  8,879
  Website - net                                                                    2,167                  3,167
                                                                            ------------           ------------
Total Other Assets                                                                 2,758                 12,046
                                                                            ------------           ------------

Total Assets                                                                $     28,785           $     36,098
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     56,866           $     63,077
  Accrued expenses                                                                18,125                  3,172
  Due to related parties                                                          25,000                 26,814
  Notes payable - current portion                                                168,750                130,000
                                                                            ------------           ------------
Total Current Liabilities                                                        268,741                223,063
                                                                            ------------           ------------

Long-term Debt                                                                    45,000                     --
                                                                            ------------           ------------

Total Liabilities                                                                313,741                223,063
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   58,448,067 shares issued and outstanding (55,700,000 - 2012)                   58,448                 55,700
  Additional paid-in capital                                                   1,023,302                797,270
  Common stock warrants                                                               --                131,635
  Deficit accumulated during the exploration stage                            (1,366,706)            (1,171,570)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (284,956)              (186,965)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     28,785           $     36,098
                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2013

                                                                                                     April 29, 2008
                                                         Year Ended             Year Ended           (Inception) to
                                                         November 30,           November 30,           November 30,
                                                            2013                   2012                   2013
                                                        ------------           ------------           ------------
REVENUES                                                $         --           $         --           $         --
                                                        ------------           ------------           ------------
OPERATING EXPENSES
  Exploration costs                                           41,771                 19,744                172,697
  Accounting and legal                                        90,587                111,544                334,214
  Impairment loss on mineral properties                           --                232,593                429,929
  Consulting fees                                             55,554                131,198                240,898
  Transfer agent and filing fees                               1,565                  1,417                 14,267
  Miscellaneous fees                                              --                     --                  5,536
  Incorporation costs                                             --                     --                  1,387
  General and administrative                                  20,223                 58,484                178,857
                                                        ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                     209,700                554,980              1,377,785
                                                        ------------           ------------           ------------

LOSS FROM OPERATIONS                                        (209,700)              (554,980)            (1,377,785)
                                                        ------------           ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                           (23,519)                (3,485)               (27,004)
  Exercise of option on mining claims                         38,083                     --                 38,083
                                                        ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                  14,564                 (3,485)                11,079
                                                        ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                        (195,136)              (558,465)            (1,366,706)

PROVISION FOR INCOME TAX                                          --                     --                     --
                                                        ------------           ------------           ------------

NET LOSS                                                $   (195,136)          $   (558,465)          $ (1,366,706)
                                                        ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.00)          $      (0.01)
                                                        ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        56,069,167             55,623,447
                                                        ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF NOVEMBER 30, 2013

                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common Stock       Additional     Common        During the       Total
                                            --------------------      Paid in       Stock       Exploration    Stockholders'
                                            Shares        Amount      Capital      Warrants        Stage          Equity
                                            ------        ------      -------      --------        -----          ------
Inception, April 29, 2008                         --    $     --     $       --    $      --    $        --     $      --

Shares issued to founder on June 30,
 2008 @ $0.00028 per share                52,500,000       1,500         13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                     24,500,000         700         34,300           --             --        35,000
Net loss for the period                           --          --             --           --        (13,639)      (13,639)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2008                77,000,000       2,200         47,800           --        (13,639)       36,361
Net loss for the year ended
 November 30, 2009                                --          --             --           --        (16,345)      (16,345)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2009                77,000,000       2,200         47,800           --        (29,984)       20,016
Adjust for 35:1 forward stock split               --      74,800        (74,800)          --             --            --
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties           300,000         300        149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                                --          --             --           --        (45,762)      (45,762)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2010                78,300,000      78,300        359,218       12,482        (75,746)      374,254
Cancellation of common shares            (23,850,000)    (23,850)        23,850           --             --            --
Common stock issued in relation to
 acquisition of mineral properties           100,000         100        102,900           --             --       103,000
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        217,365      131,635             --       350,000
Common stock issued for services              50,000          50         15,200           --             --        15,250
Options issued to consultant                      --          --         50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                                --          --             --           --       (537,359)     (537,359)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2011                55,600,000      55,600        769,388      144,117       (613,105)      356,000
Common stock issued for mineral
 property payments                            75,000          75         12,675           --             --        12,750
Common stock issued for services              25,000          25          2,725           --             --         2,750
Expiration of warrants                            --          --         12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                                --          --             --           --       (558,465)     (558,465)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2012                55,700,000      55,700        797,270      131,635     (1,171,570)     (186,965)
Common stock issued for mineral
 property payment                          1,000,000       1,000         39,000           --             --        40,000
Common stock issued to pay
 accounts payable                            877,067         877         25,454           --             --        26,331
Common stock issued for services              25,000          25            725           --             --           750
Common stock issued for loan
 extensions                                  846,000         846         27,234           --             --        28,080
Expiration of warrants                            --          --        131,635     (131,635)            --            --
Board member debt forgiveness                     --          --          1,984           --             --         1,984
Net loss for the year ended
 November 30, 2013                                --          --             --           --       (195,136)     (195,136)
                                         -----------    --------     ----------    ---------    -----------     ---------

Balance, November 30, 2013                58,448,067    $ 58,448     $1,023,302    $      --    $(1,366,706)    $(284,956)
                                         ===========    ========     ==========    =========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2013

                                                                                                        April 29, 2008
                                                             Year ended            Year ended           (Inception) to
                                                            November 30,          November 30,           November 30,
                                                                2013                  2012                   2013
                                                            ------------          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $   (195,136)          $   (558,465)          $ (1,366,706)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                3,049                  3,860                  8,555
     Stock issued for services                                      750                  2,750                 18,750
     Stock issued for mineral property payment                   40,000                     --                 40,000
     Stock issued for loan extension fees                        28,080                     --                 28,080
     Stock options issued for services                               --                     --                 50,855
     Impairment loss on mineral properties                           --                232,593                429,929
  Changes in Operating Assets and Liabilities:
     Accounts receivable - other                                 (6,433)                (6,433)
     Prepaid expenses                                           (19,514)                50,664                (19,514)
     Deposits                                                    15,000                 15,000
     Accounts payable                                            (4,710)                33,457                 58,367
     Accrued expenses                                            14,953                 (3,828)                18,125
                                                           ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                          (138,961)              (238,969)              (739,992)
                                                           ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                 --                     --                 (5,722)
  Reclamation bond                                                8,288                     --                   (591)
  Website development costs                                          --                     --                 (5,000)
  Decrease (increase) in deposits                                15,000                 86,925                     --
  Acquisition of mineral properties                                  --                (31,617)              (164,179)
                                                           ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              23,288                 55,308               (175,492)
                                                           ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment to) related party debt                25,000                 26,814                 51,814
  Proceeds from the issuance of common stock                         --                     --                650,000
  Proceeds from notes payable                                    83,750                155,000                238,750
  Payments on notes payable                                          --                (25,000)               (25,000)
                                                           ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       108,750                156,814                915,564
                                                           ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (6,923)               (26,847)                    80
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    7,003                 33,850                     --
                                                           ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $         80           $      7,003           $         80
                                                           ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                               $         --           $         --           $         --
                                                           ============           ============           ============
  Cash paid for interest                                   $      5,394           $        313           $      5,707
                                                           ============           ============           ============

    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

RISKS AND UNCERTAINTIES
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 13 regarding going concern matters.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2013 and 2012, respectively, the Company had $80 and $7,003 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and note payable-related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2013, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

Mineral properties are analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present. The claims owned by the Company were analyzed for impairment by the management of the Company as of November 30, 2013 and 2012. Impairment losses totalling $0 were recorded in 2013 (2012: $232,593) relating to mineral properties.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from three to seven years.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

The Company did not meet its October 29, 2013 obligation and, as such, has returned the property.

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

The Company did not meet its October 29, 2013 obligation and, as such, has returned the property.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

The Company did not meet its October 29, 2013 obligation and, as such, has returned the property.

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

     Date               Cash            Common Stock
     ----               ----            ------------
April 15, 2011        $   30,000          100,000  Paid
April 15, 2012        $   40,000               --  Paid
April 15, 2013        $   50,000               --
April 15, 2014        $   60,000               --
April 15, 2015        $   70,000               --
April 15, 2016        $   80,000               --
April 15, 2017        $   90,000               --
April 15, 2018        $  100,000               --

The Company has not made the prescribed $50,000 payment due on April 15, 2013. As such, costs related to this property have been written off and the property has been deemed abandoned.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2013 and 2012:

                                                   2013                  2012
                                                 --------              --------
Loan extension fees                              $ 19,514              $     --
Other                                                  --                    --
                                                 --------              --------
Total prepaid expenses                           $ 19,514              $     --
                                                 ========              ========

NOTE 5 - DEPOSITS

Deposits consisted of the following at November 30, 2013 and 2012:

                                                   2013                  2012
                                                 --------              --------
Deposits - current                               $     --              $ 15,000
                                                 --------              --------
Total deposits                                   $     --              $ 15,000
                                                 ========              ========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at November 30, 2013 and 2012:

                                                   2013                  2012
                                                 --------              --------
Office furniture and equipment                   $  5,722              $  5,722
Less: Accumulated depreciation                     (5,722)               (3,673)
                                                 --------              --------
Property and equipment - net                     $     --              $  2,049
                                                 ========              ========

Depreciation expense was $2,049 and $2,860 for the years ended November 30, 2013 and 2012, respectively.

NOTE 7 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization: Website development costs consisted of the following at November 30, 2013 and 2012:

                                                   2013                  2012
                                                 --------              --------
Website development costs                        $  5,000              $  5,000
Less: accumulated amortization                     (2,833)               (1,833)
                                                 --------              --------
Website development costs, net                   $  2,167              $  3,167
                                                 ========              ========

Amortization expense was $1,000 and $1,000 for the years ended November 30, 2013 and 2012, respectively.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at November 30, 2013:

                         Note      Interest     Maturity                          Interest
Date of Note            Amount       Rate         Date             Collateral      Accrued
------------            ------       ----         ----             ----------      -------
February 5, 2013       $ 15,000       8%     February 5, 2015          None        $   980
February 22, 2013      $ 30,000       8%     February 22, 2015         None        $ 1,848
April 17, 2013           $7,500       8%     April 17, 2014            None        $   373
June 12, 2013            $6,250       8%     June 12, 2014             None        $   234
June 18, 2013          $ 50,000       8%     June 18, 2014             None        $ 5,808
August 19, 2013        $ 25,000       8%     August 19, 2014           None        $   559
August 22, 2013        $ 55,000       8%     August 22, 2014           None        $ 5,605
November 1, 2013       $ 25,000       8%     November 1, 2014          None        $ 2,159
                       --------                                                    -------
        Total          $213,750                                                    $17,566
                       ========                                                    =======

The notes are unsecured with principal and interest due at maturity.. The $213,750 note payable balance is due as follows: $168,750 of loan principle is due in the year ended November 30, 2014 and $45,000 is due in the year ended November 30, 2015.

NOTE 9 - COMMON STOCK WARRANTS

The Company issued 1,000,000 common stock warrants in 2011 and 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, will be classified in stockholders' equity as they meet the definition of "...indexed to the issuer's stock" in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company's Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placements at $131,635 for the 2011 warrants and $12,482 for the 2010 warrants as of the grant dates using the Black-Scholes option pricing model. As of November 30, 2013 all outstanding warrants had expired.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 10 - RELATED PARTY TRANSACTIONS

On November 30, 2013, the Company issued 405,400 shares to its president to retire $12,162 of accounts payable owing. On August 19, 2013, the president loaned the Company $25,000. The note bears interest at 8% and matures on August 19, 2014. The note is not secured and all principal and interest are due to be repaid on the maturity date.

The Company paid consulting fees totaling $50,410 and $60,000 to a related party for the years ended November 30, 2013 and 2012, respectively.

NOTE 11 - CAPITAL STOCK

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 11 - CAPITAL STOCK  (CONTINUED)

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

On July 13, 2011, the Company completed a private placement whereby it issued 1,000,000 units at $0.35 each for gross proceeds of $350,000 to an unrelated third party. Each unit consisted of one common share and one share purchase warrant exercisable at a price of $0.65 expiring on July 13, 2013.

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

On June 18, 2013, the Company issued 270,000 to extend the maturity date of a note payable to June 18, 2014. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On August 22, 2013, the Company issued 396,000 to extend the maturity date of a note payable to August 22, 2014. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On September 27, 2013, the Company issued 1,000,000 shares to Pyramid Lake LLC in consideration for the April 15, 2012 option payment on the Esmeralda Property.

On September 28, 2013, the Company issued 25,000 common shares to a consultant for services. The shares were valued at a fair market value of $0.03/share on the date of issuance for a total value of $750.

On October 16, 2013, the Company issued 403,000 common shares to retire $12,109 of accounts payable owing to a former consultant.

On November 1, 2013, the Company issued 180,000 to extend the maturity date of a note payable to November 1, 2014. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On November 30, 2013, the Company issued 68,667 common shares to retire $2,060 of accounts payable owing to a former consultant.

On November 30, 2013, the Company issued 405,400 shares to its president to retire $12,162 of accounts payable owing.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 12 - INCOME TAXES

For the years ended November 30, 2013 and 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,366,000 at November 30, 2013, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2013 and 2012:

                                                      2013              2012
                                                   ----------        ----------
Federal income tax benefit attributable to:
  Current operations                               $   66,346        $  189,878
  Less: valuation allowance                           (66,346)         (189,878)
                                                   ----------        ----------
Net provision for Federal income taxes             $        0        $        0
                                                   ==========        ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2013 and 2012:

                                                      2013              2012
                                                   ----------        ----------
Deferred tax asset attributable to:
  Net operating loss carryover                     $  464,680        $  398,334
  Less: valuation allowance                          (464,680)         (398,334)
                                                   ----------        ----------
Net deferred tax asset                             $        0        $        0
                                                   ==========        ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared assuming that First American Silver, Inc. will continue as a going concern. The Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional debt or capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,366,000 as of November 30, 2013. Management continues to seek funding from its shareholders and other qualified investors.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


NOTE 14 - SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                               April 29, 2008
                                                             Year ended        Year ended      (Inception) to
                                                            November 30,      November 30,      November 30,
                                                                2013              2012              2013
                                                              --------          -------          --------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to pay debt                             $ 26,331          $     --          $ 26,331
                                                              ========          ========          ========
  Cancellation of common shares                               $     --          $     --          $ 23,850
                                                              ========          ========          ========
  Common stock issued to acquire mineral properties           $     --          $ 12,750          $265,750
                                                              ========          ========          ========
  Board member forgiveness of debt                            $  1,984          $     --          $  1,984
                                                              ========          ========          ========
  Expiration of stock warrants                                $131,635          $     --          $131,635
                                                              ========          ========          ========

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company is currently a plaintiff in two separate legal actions in relation to the above mentioned license agreement whereby the Company wishes to obtain mining claims that were placed on auction. Currently discovery is ongoing and management intends to pursue the claims while being receptive to potential settlement.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 16 - SUBSEQUENT EVENTS

On February 4, 2014, 162,000 shares of common stock valued at $3,240 were issued to a lender to extend a $15,000 loan.

On February 21, 2014, 324,000 shares of common stock valued at $6,480 were issued to a lender to extend a $30,000 loan.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those mentioned above.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                          Position Held                       Date First Elected
  Name                  with the Company             Age         or Appointed
  ----                  ----------------             ---         ------------
Thomas Menning      President, Chief Financial       62          March 2, 2011
                    Officer, Secretary,
                    Treasurer and Director

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2013 and 2012; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation     All Other
 Position          Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------  ---------  ---------  ---------------  -----------   ---------------  ---------
Thomas Menning(1)  2013     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
President, Chief   2012     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Executive Officer, 2011     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Chief Financial
Officer, Secretary,
Treasurer and
Director

Robert Suda(2)     2013     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Director and Vice  2012     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
President of       2011     Nil        Nil       Nil        Nil          Nil             Nil             Nil            Nil
Exploration,
former President,
Chief Executive
Officer, Chief
Financial Officer,
Secretary,
Treasurer

----------
(1) Mr. Menning was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on March 2, 2011.
(2) Mr. Suda was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on May 4, 2010 and resigned from all officer positions on March 2, 2011 and as a Director on July 3, 2013.

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2013 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2013.

OPTION EXERCISES

During our Fiscal year ended November 30, 2013 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2013, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2013.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                Amount and Nature
   Name and Address                  Title        of Beneficial    Percentage of
 of Beneficial Owner                of Class        Ownership         Class (1)
 -------------------                --------        ---------         ---------
Thomas J. Menning                     Common        3,936,000            6.73%
11380 S. Virginia Street, #2011
Reno, NV 89511

Directors and Officers as a group     Common        3,936,000            6.73%

Henry H. Tonking                      Common        8,000,000           13.68%
546 Lantern Ct.
Incline Village, NV 89451

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2014 .As of March 14, 2014, there were 58,448,067 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Thomas Menning. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2013 and for the fiscal year ended November 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                     Year Ended
                                     November 30, 2013        November 30, 2012
                                     -----------------        -----------------

Audit Fees                                $ 8,000                  $ 8,000
Audit Related Fees                          4,050                    3,750
Tax Fees                                      Nil                      Nil
All Other Fees                                Nil                      Nil
                                          -------                  -------
Total                                     $12,050                  $11,750
                                          =======                  =======

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

Exhibit
Number                              Description
------                              -----------

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

                                          FIRST AMERICAN SILVER CORP.
                                                (Registrant)


Dated: March 14, 2014                     /s/ Thomas Menning
                                          --------------------------------------
                                          Thomas Menning
                                          President, Chief Financial Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 14, 2014                     /s/ Thomas Menning
                                          --------------------------------------
                                          Thomas Menning
                                          President, Chief Financial Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)