Form 10-Q
period 2014-02-28
First American Silver Corp.
filed 2014-04-21
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2014
                                       or

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

58,934,067 common shares issued and outstanding as of April 14, 2014.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

Item 4. Controls and Procedures                                               22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Mine Safety Disclosures                                               23

Item 5. Other Information                                                     23

Item 6. Exhibits                                                              24

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                FEBRUARY 28, 2014

Balance Sheets as of February 28, 2014 and November 30, 2013 (unaudited)       5

Statements of Operations for the three months ended
February 28, 2014 and 2013 and the period from
April 29, 2008 (inception) to February 28, 2014 (unaudited)                    6

Statement of Stockholders' Equity (Deficit) as of
February 28, 2014 (unaudited)                                                  7

Statements of Cash Flows for the three months ended February 28, 2014 and 2013 and the period from April 29, 2008 (inception) to
February 28, 2014 (unaudited)                                                  8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                            February 28,           November 30,
                                                                                2014                   2013
                                                                            ------------           ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                 $         21           $         80
  Accounts receivable - other                                                         --                  6,433
  Prepaid expenses                                                                20,331                 19,514
                                                                            ------------           ------------
Total Current Assets                                                              20,352                 26,027
                                                                            ------------           ------------
Other Assets
  Reclamation bond                                                                   591                    591
  Website - net                                                                    1,917                  2,167
                                                                            ------------           ------------
Total Other Assets                                                                 2,508                  2,758
                                                                            ------------           ------------

Total Assets                                                                $     22,860           $     28,785
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     62,989           $     56,866
  Accrued expenses                                                                22,341                 18,125
  Due to related parties                                                          25,000                 25,000
  Notes payable - current portion                                                213,750                168,750
                                                                            ------------           ------------
Total Current Liabilities                                                        324,080                268,741

Long-term Debt                                                                        --                 45,000
                                                                            ------------           ------------

Total Liabilities                                                                324,080                313,741
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                    0                      0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   58,934,067 shares issued and outstanding (58,448,067 - 2013)                   58,934                 58,448
  Additional paid-in capital                                                   1,032,050              1,023,302
  Deficit accumulated during the exploration stage                            (1,392,204)            (1,366,706)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (301,220)              (284,956)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     22,860           $     28,785
                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013
       AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2014

                                                        Three Months           Three Months          April 29, 2008
                                                           Ended                  Ended              (Inception) to
                                                        February 28,           February 28,           February  28,
                                                            2014                   2013                   2014
                                                        ------------           ------------           ------------
REVENUES                                                $         --           $         --           $         --
                                                        ------------           ------------           ------------
OPERATING EXPENSES
  Exploration costs                                               --                     --                172,697
  Accounting and legal                                            --                  2,143                334,214
  Impairment loss on mineral properties                           --                     --                429,929
  Consulting fees                                             10,000                 17,500                250,898
  Transfer agent and filing fees                               1,789                     --                 16,056
  Miscellaneous fees                                              --                     --                  5,536
  Incorporation costs                                             --                     --                  1,387
  General and administrative                                   1,076                  5,907                179,933
                                                        ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                      12,865                 25,550              1,390,650
                                                        ------------           ------------           ------------

LOSS FROM OPERATIONS                                         (12,865)               (25,550)            (1,390,650)
                                                        ------------           ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                           (12,633)                (6,249)               (39,637)
  Exercise of option on mining claims                             --                     --                 38,083
                                                        ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                 (12,633)                (6,249)                (1,554)
                                                        ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                         (25,498)               (31,799)            (1,392,204)

PROVISION FOR INCOME TAX                                           0                      0                      0
                                                        ------------           ------------           ------------

NET LOSS                                                $    (25,498)          $    (31,799)          $ (1,392,204)
                                                        ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.00)          $      (0.00)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        58,516,467             55,700,000
                                                        ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
                             AS OF FEBRUARY 28, 2014

                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common Stock       Additional     Common        During the       Total
                                            --------------------      Paid in       Stock       Exploration    Stockholders'
                                            Shares        Amount      Capital      Warrants        Stage          Equity
                                            ------        ------      -------      --------        -----          ------
Inception, April 29, 2008                         --    $     --     $       --    $      --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share                52,500,000       1,500         13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                     24,500,000         700         34,300           --             --        35,000
Net loss for the period                           --          --             --           --        (13,639)      (13,639)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2008                77,000,000       2,200         47,800           --        (13,639)       36,361
Net loss for the year ended
 November 30, 2009                                --          --             --           --        (16,345)      (16,345)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2009                77,000,000       2,200         47,800           --        (29,984)       20,016
Adjust for 35:1 forward stock split               --      74,800        (74,800)          --             --            --
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties           300,000         300        149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                                --          --             --           --        (45,762)      (45,762)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2010                78,300,000      78,300        359,218       12,482        (75,746)      374,254
Cancellation of common shares            (23,850,000)    (23,850)        23,850           --             --            --
Common stock issued in relation to
 acquisition of mineral properties           100,000         100        102,900           --             --       103,000
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        217,365      131,635             --       350,000
Common stock issued for services              50,000          50         15,200           --             --        15,250
Options issued to consultant                      --          --         50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                                --          --             --           --       (537,359)     (537,359)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2011                55,600,000      55,600        769,388      144,117       (613,105)      356,000
Common stock issued for mineral
 property payments                            75,000          75         12,675           --             --        12,750
Common stock issued for services              25,000          25          2,725           --             --         2,750
Expiration of warrants                            --          --         12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                                --          --             --           --       (558,465)     (558,465)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2012                55,700,000      55,700        797,270      131,635     (1,171,570)     (186,965)
Common stock issued for mineral
 property payment                          1,000,000       1,000         39,000           --             --        40,000
Common stock issued to pay
 accounts payable                            877,067         877         25,454           --             --        26,331
Common stock issued for services              25,000          25            725           --             --           750
Common stock issued for loan
 extensions                                  846,000         846         27,234           --             --        28,080
Expiration of warrants                            --          --        131,635     (131,635)            --            --
Board member debt forgiveness                     --          --          1,984           --             --         1,984
Net loss for the year ended
 November 30, 2013                                --          --             --           --       (195,136)     (195,136)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2013                58,448,067    $ 58,448     $1,023,302    $      --    $(1,366,706)    $(284,956)
Common stock issued for loan
 extensions                                  486,000         486          8,748           ---            --         9,234
Net loss for the period ended
 February 28, 2014                                --          --             --           --        (25,498)      (25,498)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, February 28, 2014                58,934,067    $ 58,934     $1,032,050    $      --    $(1,392,204)    $(301,220)
                                         ===========    ========     ==========    =========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2014

                                                        Three Months           Three Months          April 29, 2008
                                                           Ended                  Ended              (Inception) to
                                                        February 28,           February 28,           February  28,
                                                            2014                   2013                   2014
                                                        ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                               $    (25,498)          $    (31,799)          $ (1,392,204)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                               250                    965                  8,805
     Stock issued for services                                    --                     --                 18,750
     Stock issued for mineral property payment                    --                     --                 40,000
     Stock issued for loan extension fees                      9,234                     --                 37,314
     Stock options issued for services                            --                     --                 50,855
     Impairment loss on mineral properties                        --                     --                429,929
  Changes in operating assets and liabilities:
     Accounts receivable - other                               6,433                     --                     --
     Prepaid expenses                                           (817)                15,000                (20,331)
     Accounts payable                                          6,123                (35,743)                64,490
     Accrued expenses                                          4,216                  6,249                 22,341
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                            (59)               (45,328)              (740,051)
                                                        ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              --                     --                 (5,722)
  Reclamation bond                                                --                     --                   (591)
  Website development costs                                       --                     --                 (5,000)
  Decrease (increase) in deposits                                 --                     --                     --
  Acquisition of mineral properties                               --                     --               (164,179)
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --               (175,492)
                                                        ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment to) related party debt                 --                     --                 51,814
  Proceeds from the issuance of common stock                      --                     --                650,000
  Proceeds from notes payable                                     --                 45,000                238,750
  Payments on notes payable                                       --                     --                (25,000)
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                 45,000                915,564
                                                        ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (59)                  (328)                    21
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    80                  7,003                     --
                                                        ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $         21           $      6,675           $         21
                                                        ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                            $         --           $         --           $         --
                                                        ============           ============           ============
  Cash paid for interest                                $         --           $         --           $      5,707
                                                        ============           ============           ============

   The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2014 and November 30, 2013, respectively, the Company had $21 and $80 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2014, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following::

                                        February 28, 2014      November 30, 2013
                                        -----------------      -----------------
Loan extension fees                         $ 20,331               $ 19,514
Other                                             --                     --
                                            --------               --------
      Total prepaid expenses                $ 20,331               $ 19,514
                                            ========               ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization: Website development costs consisted of the following:

                                        February 28, 2014      November 30, 2013
                                        -----------------      -----------------
Website development costs                   $  5,000               $  5,000
Less: accumulated amortization                (3,083)                (2,833)
                                            --------               --------
      Website development costs, net        $  1,917               $  2,167
                                            ========               ========

Amortization expense was $250 and $250 for the three months ended February 28, 2014 and 2013, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at February 28, 2014:

                                      Interest                                       Interest
Date of Note          Note Amount       Rate      Maturity Date       Collateral     Accrued
------------          -----------       ----      -------------       ----------     -------
April 17, 2013         $  7,500          8%      April 17, 2014          None        $    521
June 12, 2013          $  6,250          8%      June 12, 2014           None        $    358
June 18, 2013          $ 50,000          8%      June 18, 2014           None        $  6,795
August 19, 2013        $ 25,000          8%      August 19, 2014         None        $  1,610
August 22, 2013        $ 55,000          8%      August 22, 2014         None        $  6,690
November 1, 2013       $ 25,000          8%      November 1, 2014        None        $  2,652
February 5, 2014       $ 15,000          8%      February 5, 2015        None        $  1,276
February 22, 2014      $ 30,000          8%      February 22, 2015       None        $  2,439
                       --------                                                      --------
      Total            $213,750                                                      $ 22,341
                       ========                                                      ========

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


NOTE 6 - RELATED PARTY TRANSACTIONS

On August 19, 2013, the president loaned the Company $25,000. The note bears interest at 8% and matures on August 19, 2014. The note is not secured and all principal and interest are due to be repaid on the maturity date.

The Company paid consulting fees totaling $0 and $17,500 to a related party for the three months ended February 28, 2014 and 2013, respectively.

NOTE 7 - CAPITAL STOCK

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


NOTE 7 - CAPITAL STOCK (CONTINUED)

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


NOTE 7 - CAPITAL STOCK (CONTINUED)

On November 30, 2013, the Company issued 405,400 shares to its president to retire $12,162 of accounts payable owing.

On February 4, 2014, 162,000 shares of common stock valued at $2,754 were issued to a lender to extend a $15,000 loan.

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,392,000 as of February 28, 2014. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2014


NOTE 10 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

We have not earned any revenues from inception through the period ending February 28, 2014.

                                              Three Months         Three Months
                                                 Ended                Ended
                                              February 28,         February 28,
                                                  2014                 2013
                                                --------             --------
Revenues                                        $    Nil             $    Nil
Operating Expenses                              $ 12,865             $ 25.550
Operating Loss                                  $(12,865)            $(12,865)
Other Expense                                   $(12,633)            $ (6,249)

Net Loss                                        $(25,498)            $(31,799)


We incurred a net loss in the amount of $25,498 for the three months ended February 28, 2014 compared to a net loss of $31,799 for the three months ended February 28, 2013 which represents a decrease of $6,301. Included in other expense is interest expenses.

Our operating expenses incurred for the three months ended February 28, 2014 included $1,076 for general and administrative expenses, $10,000 for consulting fees and $1,789 of transfer agent and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                    February 28,    November 30,
                                                        2014           2013
                                                     ----------     ----------
Current Assets                                       $   20,352     $   26,027
Current Liabilities                                  $  324,080     $  268,741
Working Capital (Deficit)                            $ (303,728)    $ (242,714)

CASH FLOWS

                                                        Three Months          Three Months       April 29, 2008
                                                           Ended                 Ended           (Inception) to
                                                        February 28,          February 28,        February 28,
                                                            2014                 2013                 2014
                                                         ----------           ----------           ----------
Net Cash Provided by (Used in) Operating Activities      $      (59)          $  (45,328)          $ (740,051)
Net Cash Provided by (Used In) Investing Activities      $        0           $        0           $ (175,492)
Net Cash Provided by Financing Activities                $        0           $   45,000           $  915,564
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD        $      (59)          $     (328)          $       21

As of February 28, 2014, we had current assets in the amount of $20,352, consisting of cash of $21 and prepaid expenses of $20,331. Our current liabilities as of February 28, 2014 were $324,080. We had a working capital deficit of $303,728 on February 28, 2014.

Our cash used in operating activities was $59 for the three months ended February 28, 2014 compared to $45,328 for the same period in 2013 and $740,051 for the period from inception on April 29, 2008 to February 28, 2014.

Our cash from investing activities was $0 for the three months ended February 28, 2014 and 2013.

Our cash provided by financing activities was $0 for the three months ended February 28, 2014 compared to $45,000 for the same period in 2013 and $915,564 for the period from inception on April 29, 2008 to February 28, 2014.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,392,204 as of February 28, 2014. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2014 and November 30, 2013, respectively, the Company had $21 and $80 of unrestricted cash to be used for future business operations.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2014, there have been no interest or penalties incurred on income taxes.

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

10.6 2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

Exhibit
Number                             Description
------                             -----------

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

                                       FIRST AMERICAN SILVER CORP.
                                              (Registrant)


Date: April 21, 2014                   /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)