Form 10-Q
period 2014-05-31
First American Silver Corp.
filed 2014-07-21
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2014
                                       or

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

59,096,067 common shares issued and outstanding as of July 21, 2014.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            21

Item 4. Controls and Procedures                                               22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Mine Safety Disclosures                                               22

Item 5. Other Information                                                     23

Item 6. Exhibits                                                              23

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                  MAY 31, 2014

Balance Sheets as of May 31, 2014 and November 30, 2013 (unaudited)            5

Statements of Operations for the three and six months ended
May 31, 2014 and 2013 and the period from April 29, 2008 (inception)
to May 31, 2014 (unaudited)                                                    6

Statement of Stockholders' Equity (Deficit) as of May 31, 2014 (unaudited)     7

Statements of Cash Flows for the six months ended
May 31, 2014 and 2013 and the period from April 29, 2008 (inception)
to May 31, 2014 (unaudited)                                                    8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                       May 31, 2014        November 30, 2013
                                                                       ------------        -----------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                            $         42           $         80
  Accounts receivable - other                                                    --                  6,433
  Prepaid expenses                                                           11,004                 19,514
                                                                       ------------           ------------
Total Current Assets                                                         11,046                 26,027
                                                                       ------------           ------------
Other Assets
  Reclamation bond                                                              591                    591
  Website - net                                                                  --                  2,167
                                                                       ------------           ------------
Total Other Assets                                                              591                  2,758
                                                                       ------------           ------------

Total Assets                                                           $     11,637           $     28,785
                                                                       ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                     $     70,371           $     56,866
  Accrued expenses                                                           26,314                 18,125
  Due to related parties                                                     27,870                 25,000
  Notes payable - current portion                                           225,750                168,750
                                                                       ------------           ------------
Total Current Liabilities                                                   350,305                268,741

Long-term Debt                                                                   --                 45,000
                                                                       ------------           ------------

Total Liabilities                                                           350,305                313,741
                                                                       ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                               0                      0
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   59,096,067 shares issued and outstanding (58,448,067 - 2013)              59,096                 58,448
  Additional paid-in capital                                              1,031,708              1,023,302
  Deficit accumulated during the exploration stage                       (1,429,472)            (1,366,706)
                                                                       ------------           ------------
Total Stockholders' Equity (Deficit)                                       (338,668)              (284,956)
                                                                       ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                   $     11,637           $     28,785
                                                                       ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND 2013
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2014

                                        Three Months      Three Months       Six Months        Six Months      April 29, 2008
                                           Ended             Ended             Ended             Ended         (Inception) to
                                        May 31, 2014      May 31, 2013      May 31, 2014      May 31, 2013      May 31, 2014
                                        ------------      ------------      ------------      ------------      ------------
REVENUES                                $         --      $         --      $         --      $         --      $         --
                                        ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Exploration costs                               --                --                --                --           172,697
  Accounting and legal                            --            45,571                --            47,714           334,214
  Impairment loss on mineral properties           --                --                --                --           429,929
  Consulting fees                             17,500            15,307            27,500            32,807           268,398
  Transfer agent and filing fees               2,461                --             4,250                --            18,517
  Miscellaneous fees                              --                --                --                --             5,536
  Incorporation costs                             --                --                --                --             1,387
  General and administrative                     958             2,475             2,034             8,382           180,891
                                        ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                      20,919            63,353            33,784            88,903         1,411,569
                                        ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                         (20,919)          (63,353)          (33,784)          (88,903)       (1,411,569)
                                        ------------      ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSES)
  Interest expense                           (14,682)             (417)          (27,315)           (6,269)          (54,319)
  Impairment of website                       (1,667)           (1,667)               --            (1,667)
  Exercise of option on mining claims             --                --                --                --            38,083
                                        ------------      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                 (16,349)             (417)          (28,982)           (6,269)          (17,903)
                                        ------------      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAX         (37,268)          (63,770)          (62,766)          (95,172)       (1,429,472)

PROVISION FOR INCOME TAX                           0                 0                 0                 0                 0
                                        ------------      ------------      ------------      ------------      ------------

NET LOSS                                $    (37,268)     $    (63,770)     $    (62,766)     $    (95,172)     $ (1,429,472)
                                        ============      ============      ============      ============      ============

LOSS PER SHARE: BASIC AND DILUTED       $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED           59,011,545        55,700,000        58,766,726        55,700,000
                                        ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
                               AS OF MAY 31, 2014

                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common Stock       Additional     Common        During the       Total
                                            --------------------      Paid in       Stock       Exploration    Stockholders'
                                            Shares        Amount      Capital      Warrants        Stage          Equity
                                            ------        ------      -------      --------        -----          ------
Inception, April 29, 2008                         --    $     --     $       --    $      --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share                52,500,000       1,500         13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                     24,500,000         700         34,300           --             --        35,000
Net loss for the period                           --          --             --           --        (13,639)      (13,639)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2008                77,000,000       2,200         47,800           --        (13,639)       36,361
Net loss for the year ended
 November 30, 2009                                --          --             --           --        (16,345)      (16,345)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2009                77,000,000       2,200         47,800           --        (29,984)       20,016
Adjust for 35:1 forward stock split               --      74,800        (74,800)          --             --            --
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties           300,000         300        149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                                --          --             --           --        (45,762)      (45,762)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2010                78,300,000      78,300        359,218       12,482        (75,746)      374,254
Cancellation of common shares            (23,850,000)    (23,850)        23,850           --             --            --
Common stock issued in relation to
 acquisition of mineral properties           100,000         100        102,900           --             --       103,000
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        217,365      131,635             --       350,000
Common stock issued for services              50,000          50         15,200           --             --        15,250
Options issued to consultant                      --          --         50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                                --          --             --           --       (537,359)     (537,359)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2011                55,600,000      55,600        769,388      144,117       (613,105)      356,000
Common stock issued for mineral
 property payments                            75,000          75         12,675           --             --        12,750
Common stock issued for services              25,000          25          2,725           --             --         2,750
Expiration of warrants                            --          --         12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                                --          --             --           --       (558,465)     (558,465)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2012                55,700,000      55,700        797,270      131,635     (1,171,570)     (186,965)
Common stock issued for mineral
 property payment                          1,000,000       1,000         39,000           --             --        40,000
Common stock issued to pay
 accounts payable                            877,067         877         25,454           --             --        26,331
Common stock issued for services              25,000          25            725           --             --           750
Common stock issued for loan
 extensions                                  846,000         846         27,234           --             --        28,080
Expiration of warrants                            --          --        131,635     (131,635)            --            --
Board member debt forgiveness                     --          --          1,984           --             --         1,984
Net loss for the year ended
 November 30, 2013                                --          --             --           --       (195,136)     (195,136)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2013                58,448,067      58,448      1,023,302           --     (1,366,706)     (284,956)
Common stock issued for loan
 extensions                                  648,000         648          8,406           --             --         9,054
Net loss for the period ended
 May 31, 2014                                     --          --             --           --        (62,766)      (62,766)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, May 31, 2014                     59,096,067    $ 59,096     $1,031,708    $      --    $(1,429,472)    $(338,668)
                                         ===========    ========     ==========    =========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE SIX MONTHS ENDED MAY 31, 2014 AND 2013
         FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2014

                                                         Six Months             Six Months           April 29, 2008
                                                           Ended                  Ended              (Inception) to
                                                        May 31, 2014           May 31, 2013           May 31, 2014
                                                        ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                               $    (62,766)          $    (95,172)          $ (1,429,472)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                               500                  1,930                  9,055
     Write down of website                                     1,667                     --                  1,667
     Stock issued for services                                    --                     --                 18,750
     Stock issued for mineral property payment                    --                     --                 40,000
     Stock issued for loan extension fees                      9,054                     --                 37,134
     Stock options issued for services                            --                     --                 50,855
     Impairment loss on mineral properties                        --                     --                429,929
  Changes in operating assets and liabilities:
     Accounts receivable - other                               6,433                     --                     --
     Prepaid expenses                                          8,510                 15,000                (11,004)
     Accounts payable                                         13,505                 (3,277)                98,686
     Accrued expenses                                          8,189                  6,209                 26,314
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                        (14,908)               (75,310)              (728,086)
                                                        ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              --                     --                 (5,722)
  Reclamation bond                                                --                     --                   (591)
  Website development costs                                       --                     --                 (5,000)
  Acquisition of mineral properties                               --                     --               (164,179)
                                                        ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                             --                     --               (175,492)
                                                        ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment to) related party debt              2,870                 15,857                 27,870
  Proceeds from the issuance of common stock                      --                     --                650,000
  Proceeds from notes payable                                 12,000                 52,500                250,750
  Payments on notes payable                                       --                     --                (25,000)
                                                        ------------           ------------           ------------
Net Cash Provided by Financing Activities                     14,870                 68,357                903,620
                                                        ------------           ------------           ------------

Net Increase (Decrease) in Cash and Cash Equivalents             (38)                (6,953)                    42
Cash and Cash Equivalents, Beginning of Period                    80                  7,003                     --
                                                        ------------           ------------           ------------

Cash and Cash Equivalents, End of Period                $         42           $         50           $         42
                                                        ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                            $         --           $         --           $         --
                                                        ============           ============           ============
  Cash paid for interest                                $         --           $         --           $      5,707
                                                        ============           ============           ============

    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2014 and November 30, 2013, respectively, the Company had $42 and $80 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2014, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


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

RECLASSIFICATIONS
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following::

                                           May 31, 2014        November 30, 2013
                                           ------------        -----------------
Loan extension fees                          $ 12,804              $ 19,514
Other                                              --                    --
                                             --------              --------
      Total prepaid expenses                 $ 12,804              $ 19,514
                                             ========              ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization: Website development costs consisted of the following:

                                           May 31, 2014        November 30, 2013
                                           ------------        -----------------
Website development costs                    $  5,000              $  5,000
Less: accumulated amortization                 (3,333)               (2,833)
Less: writedown                                (1,667)                   --
                                             --------              --------
      Website development costs, net         $     --              $  2,167
                                             ========              ========

Amortization expense was $500 and $500 for the six months ended May 31, 2014 and 2013, respectively.

The Company has determined that its website should be subject to a impairment allowance of $1,667 as a result of the website no longer being applicable to the current business of the Company.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at May 31, 2014:

                                      Interest                                       Interest
Date of Note          Note Amount       Rate      Maturity Date       Collateral     Accrued
------------          -----------       ----      -------------       ----------     -------

June 12, 2013           $  6,250         8%       June 12, 2014          None        $    484
June 18, 2013           $ 50,000         8%       June 18, 2014          None        $  7,803
August 19, 2013         $ 25,000         8%       August 19, 2014        None        $  1,561
August 22, 2013         $ 55,000         8%       August 22, 2014        None        $  7,799
November 1, 2013        $ 25,000         8%       November 1, 2014       None        $  3,157
February 5, 2014        $ 15,000         8%       February 5, 2015       None        $  1,578
February 22, 2014       $ 30,000         8%       February 22, 2015      None        $  3,044
March 10, 2014          $ 12,000         8%       March 10, 2015         None        $    216
April 17, 2014          $  7,500         8%       April 17, 2015         None        $    672
                        --------                                                     --------
        Total           $225,750                                                     $ 26,314
                        ========                                                     ========

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


NOTE 7 - CAPITAL STOCK (CONTINUED)

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2014


NOTE 7 - CAPITAL STOCK (CONTINUED)

On February 21, 2014, 324,000 shares of common stock valued at $6,480 were issued to a lender to extend a $30,000 loan.

On April 17, 2014, 162,000 shares of common stock valued at $1,620 were issued to a lender to extend a $7,500 loan.

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,430,000 as of May 31, 2014. Management continues to seek funding from its shareholders and other qualified investors.

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

NOTE 10- SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

We have not earned any revenues from inception through the period ending May 31, 2014.

                                           Three Months            Three Months
                                              Ended                   Ended
                                           May 31, 2014            May 31, 2013
                                           ------------            ------------
Revenues                                     $    Nil                $    Nil
Operating Expenses                           $ 20,919                $ 63,353
Operating Loss                               $(20,919)               $(63,353)
Other Expense                                $(16,349)               $   (417)
Net Loss                                     $(37,268)               $(63,770)

We incurred a net loss in the amount of $37,268 for the three months ended May 31, 2014 compared to a net loss of $63,770 for the three months ended May 31, 2013 which represents a decrease of $26,502. Included in other expense is interest expense.

Our operating expenses incurred for the three months ended May 31, 2014 included $958 for general and administrative expenses, $17,500 for consulting fees and $2,461 of transfer agent and filing fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2014 AND 2013

We have not earned any revenues from inception through the period ending May 31, 2014.

                                            Six Months              Six Months
                                              Ended                   Ended
                                           May 31, 2014            May 31, 2013
                                           ------------            ------------
Revenues                                     $    Nil                $    Nil
Operating Expenses                           $ 33,784                $ 88,903
Operating Loss                               $(33,784)               $(88,903)
Other Expense                                $(28,982)               $ (6,269)
Net Loss                                     $(62,766)               $(95,172)

We incurred a net loss in the amount of $62,766 for the six months ended May 31, 2014 compared to a net loss of $95,172 for the six months ended May 31, 2013 which represents a decrease of $32,406. Included in other expense is interest expense.

Our operating expenses incurred for the six months ended May 31, 2014 included $2,034 for general and administrative expenses, $27,500 for consulting fees and $4,250 of transfer agent and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                         May 31, 2014         November 30, 2013
                                         ------------         -----------------
Current Assets                            $  11,046              $  26,027
Current Liabilities                       $ 350,305              $ 268,741
Working Capital (Deficit)                 $(339,259)             $(242,714)

CASH FLOWS

                                                          Six Months          Six Months        April 29, 2008
                                                            Ended               Ended           (Inception) to
                                                         May 31, 2014        May 31, 2013        May 31, 2014
                                                         ------------        ------------        ------------
Net Cash Provided by (Used in) Operating Activities       $ (13,347)          $ (75,310)          $(728,086)
Net Cash Provided by (Used In) Investing Activities       $       0           $       0           $(175,492)
Net Cash Provided by Financing Activities                 $  13,309           $  68,357           $ 903,620
Net Increase (Decrease) in Cash During the Period         $     (38)          $  (6,953)          $      42

As of May 31, 2014, we had current assets in the amount of $11,046, consisting of cash of $42 and prepaid expenses of $11,004. Our current liabilities as of May 31, 2014 were $350,305. We had a working capital deficit of $339,259 on May 31, 2014.

Our cash used in operating activities was $13,347 for the six months ended May 31, 2014 compared to $75,310 for the same period in 2013 and $728,086 for the period from inception on April 29, 2008 to May 31, 2014.

Our cash used in investing activities was $0 for the six months ended May 31, 2014 and 2013 and $175,492 from the period from inception on April 29, 2008 to May 31, 2014.

Our cash provided by financing activities was $13,309 for the six months ended May 31, 2014 compared to $68,357 for the same period in 2013 and $903,620 for the period from inception on April 29, 2008 to May 31, 2014.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,429,472 as of May 31, 2014. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2014 and November 30, 2013, respectively, the Company had $42 and $80 of unrestricted cash to be used for future business operations.

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

RECLASSIFICATIONS

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

                             FIRST AMERICAN SILVER CORP.
                                    (Registrant)


Date: July 21, 2014          /s/ Tom Menning
                             ---------------------------------------------------
                             Thomas Menning
                             President, Chief Executive Officer, Chief Financial
                             Officer, Secretary, Treasurer and Director
                             (Principal Executive Officer, Principal Financial
                             Officer and Principal Accounting Officer)