Form 10-Q
period 2014-08-31
First American Silver Corp.
filed 2014-10-20
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2014
                                       or

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

60,970,567 common shares issued and outstanding as of October 20, 2014.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

Item 4. Controls and Procedures                                               23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Mine Safety Disclosures                                               24

Item 5. Other Information                                                     24

Item 6. Exhibits                                                              24

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                 AUGUST 31, 2014

Balance Sheets as of August 31, 2014 and November 30, 2013 (unaudited)         5

Statements of Operations for the three and nine months ended
August 31, 2014 and 2013 and the period from April 29, 2008 (inception)
to August 31, 2014 (unaudited)                                                 6

Statement of Stockholders' Equity (Deficit) as of
August 31, 2014 (unaudited)                                                    7

Statements of Cash Flows for the six months ended August 31, 2014 and 2013 and the period from April 29, 2008 (inception) to
August 31, 2014 (unaudited)                                                    8

Notes to the Financial Statements                                              9

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                             August 31,            November 30,
                                                                                2014                   2013
                                                                            ------------           ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                 $         --           $         80
  Accounts receivable - other                                                         --                  6,433
  Prepaid expenses                                                                26,126                 19,514
                                                                            ------------           ------------
Total Current Assets                                                              26,126                 26,027
                                                                            ------------           ------------
Other Assets
  Reclamation bond                                                                   591                    591
  Website - net                                                                       --                  2,167
                                                                            ------------           ------------
Total Other Assets                                                                   591                  2,758

Total Assets                                                                $     26,717           $     28,785
                                                                            ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     67,312           $     56,866
  Accrued expenses                                                                28,800                 18,125
  Due to related parties                                                           4,361                 25,000
  Notes payable - current portion                                                200,750                168,750
                                                                            ------------           ------------
Total Current Liabilities                                                        301,223                268,741

Long-term Debt                                                                        --                 45,000
                                                                            ------------           ------------

Total Liabilities                                                                301,223                313,741
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,050,567 shares issued and outstanding (58,448,067 - 2013)                   62,051                 58,448
  Additional paid-in capital                                                   1,089,374              1,023,302
  Deficit accumulated during the exploration stage                            (1,425,931)            (1,366,706)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (274,506)              (284,956)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     26,717           $     28,785
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013
         AND THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO MAY 31, 2014

                                          Three Months      Three Months      Nine Months      Nine Months     April 29, 2008
                                             Ended             Ended             Ended            Ended        (Inception) to
                                           August 31,        August 31,        August 31,       August 31,       August 31,
                                              2014              2013              2014             2013             2014
                                          ------------      ------------      ------------     ------------     ------------
REVENUES                                  $         --      $     32,650      $         --     $     32,650     $         --
                                          ------------      ------------      ------------     ------------     ------------
OPERATING EXPENSES
  Exploration costs                                 --                --                --               --          172,697
  Accounting and legal                           1,500            21,641             1,500           69,355          335,714
  Impairment loss on mineral properties             --            40,000                --           40,000          429,929
  Consulting fees                               53,786            10,000            81,286           42,807          322,184
  Transfer agent and filing fees                 1,450                --             5,700               --           19,967
  Miscellaneous fees                                --                --                --               --            5,536
  Incorporation costs                               --                --                --               --            1,387
  General and administrative                     1,519            10,589             3,553           18,971          182,410
                                          ------------      ------------      ------------     ------------     ------------
TOTAL OPERATING EXPENSES                        58,255            82,230            92,039          171,133        1,469,824
                                          ------------      ------------      ------------     ------------     ------------

LOSS FROM OPERATIONS                           (58,255)          (49,580)          (92,039)        (138,483)      (1,469,824)
                                          ------------      ------------      ------------     ------------     ------------
OTHER INCOME (EXPENSES)
  Debt forgiveness                                  --            50,000                --           50,000               --
  Interest expense                             (12,894)           (5,951)          (40,209)         (12,220)         (67,213)
  Impairment of website                             --                --            (1,667)              --           (1,667)
  Gain on sale of rights                        74,690                --            74,690               --           74,690
  Exercise of option on mining claims               --                --                --               --           38,083
                                          ------------      ------------      ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                    61,796            44,059            32,814           37,780           43,893
                                          ------------      ------------      ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAX             3,541            (5,531)          (59,225)        (100,703)      (1,425,931)

PROVISION FOR INCOME TAX                            --                --                --               --               --
                                          ------------      ------------      ------------     ------------     ------------

NET INCOME (LOSS)                         $      3,541      $     (5,531)     $    (59,225)    $   (100,703)    $ (1,425,931)
                                          ============      ============      ============     ============     ============

INCOME (LOSS) PER SHARE:
 BASIC AND DILUTED                        $       0.00      $      (0.00)     $      (0.00)    $      (0.00)
                                          ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED             60,612,768        57,247,217        59,362,638       56,219,504
                                          ============      ============      ============     ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                              AS OF AUGUST 31, 2014

                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common Stock       Additional     Common        During the       Total
                                            --------------------      Paid in       Stock       Exploration    Stockholders'
                                            Shares        Amount      Capital      Warrants        Stage          Equity
                                            ------        ------      -------      --------        -----          ------
Inception, April 29, 2008                         --    $     --     $       --    $      --    $        --     $      --
Shares issued to founder on June 30,
 2008 @ $0.00028 per share                52,500,000       1,500         13,500           --             --        15,000
Private placement on April 30, 2008
 @ $0.00143 per share                     24,500,000         700         34,300           --             --        35,000
Net loss for the period                           --          --             --           --        (13,639)      (13,639)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2008                77,000,000       2,200         47,800           --        (13,639)       36,361
Net loss for the year ended
 November 30, 2009                                --          --             --           --        (16,345)      (16,345)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2009                77,000,000       2,200         47,800           --        (29,984)       20,016
Adjust for 35:1 forward stock split               --      74,800        (74,800)          --             --            --
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        236,518       12,482             --       250,000
Common stock issued in relation to
 acquisition of mineral properties           300,000         300        149,700           --             --       150,000
Net loss for the year ended
 November 30, 2010                                --          --             --           --        (45,762)      (45,762)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2010                78,300,000      78,300        359,218       12,482        (75,746)      374,254
Cancellation of common shares            (23,850,000)    (23,850)        23,850           --             --            --
Common stock issued in relation to
 acquisition of mineral properties           100,000         100        102,900           --             --       103,000
Private placement on October 29, 2010
 @ $0.25 per share                         1,000,000       1,000        217,365      131,635             --       350,000
Common stock issued for services              50,000          50         15,200           --             --        15,250
Options issued to consultant                      --          --         50,855           --             --        50,855
Net loss for the year ended
 November 30, 2011                                --          --             --           --       (537,359)     (537,359)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2011                55,600,000      55,600        769,388      144,117       (613,105)      356,000
Common stock issued for mineral
 property payments                            75,000          75         12,675           --             --        12,750
Common stock issued for services              25,000          25          2,725           --             --         2,750
Expiration of warrants                            --          --         12,482      (12,482)            --            --
Net loss for the year ended
 November 30, 2012                                --          --             --           --       (558,465)     (558,465)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2012                55,700,000      55,700        797,270      131,635     (1,171,570)     (186,965)
Common stock issued for mineral
 property payment                          1,000,000       1,000         39,000           --             --        40,000
Common stock issued to pay
 accounts payable                            877,067         877         25,454           --             --        26,331
Common stock issued for services              25,000          25            725           --             --           750
Common stock issued for loan
 extensions                                  846,000         846         27,234           --             --        28,080
Expiration of warrants                            --          --        131,635     (131,635)            --            --
Board member debt forgiveness                     --          --          1,984           --             --         1,984
Net loss for the year ended
 November 30, 2013                                --          --             --           --       (195,136)     (195,136)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, November 30, 2013                58,448,067      58,448      1,023,302           --     (1,366,706)     (284,956)
Common stock issued for loan
 extensions                                1,714,500       1,715         30,290           --             --        32,005
Common stock to settle accounts
 payable                                   1,888,000       1,888         35,782           --             --        37,670
Net loss for the period ended
 August 31, 2014                                  --          --             --           --        (59,225)      (59,225)
                                         -----------    --------     ----------    ---------    -----------     ---------
Balance, August 31, 2014                  62,050,567    $ 62,051     $1,089,374    $      --    $(1,425,931)    $(274,506)
                                         ===========    ========     ==========    =========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE NINE MONTHS ENDED AUGUST 31, 2014 AND 2013
        FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2014

                                                              Nine Months            Nine Months          April 29, 2008
                                                                Ended                  Ended              (Inception) to
                                                              August 31,             August 31,             August 31,
                                                                 2014                   2013                   2014
                                                             ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $    (59,225)          $   (100,703)          $ (1,425,931)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used In) Operating Activities:
     Depreciation and amortization                                    500                  2,789                  9,055
     Accretion included in interest                                    --                  2,484                  2,484
     Write down of website                                          1,667                     --                  1,667
     Stock issued for services                                     16,286                     --                 35,036
     Stock issued for mineral property payment                         --                     --                 40,000
     Stock issued for loan extension fees                          32,005                     --                 60,085
     Stock options issued for services                                 --                     --                 50,855
     Impairment loss on mineral properties                             --                 40,000                429,929
     Gain on sale of rights                                       (74,690)                    --                (74,690)
  Changes in operating assets and liabilities:
     Accounts receivable - other                                    6,433                     --                     --
     Prepaid expenses                                              (6,612)                15,000                (28,610)
     Accounts payable                                              52,389                (16,669)               110,756
     Accrued expenses                                              14,806                  9,738                 32,931
                                                             ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             (16,441)               (47,351)              (756,433)
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   --                     --                 (5,722)
  Reclamation bond                                                     --                     --                   (591)
  Website development costs                                            --                     --                 (5,000)
  Acquisition of mineral properties                                    --                     --               (164,179)
                                                             ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --                     --               (175,492)
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment to) related party debt                   4,361                (18,252)                56,175
  Proceeds from the issuance of common stock                           --                     --                650,000
  Proceeds from notes payable                                      12,000                 58,750                250,750
  Payments on notes payable                                            --                     --                (25,000)
                                                             ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          16,361                 40,498                931,925
                                                             ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (80)                (6,853)                    --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         80                  7,003                     --
                                                             ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $         --           $        150           $         --
                                                             ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $         --           $         --           $         --
                                                             ============           ============           ============
  Cash paid for interest                                     $         --           $         --           $         --
                                                             ============           ============           ============
SUPPLEMENTAL NON-CASH INAVESTING AND FINANCING ACTIVITES:
  Cancellation of common shares                              $         --           $         --           $     23,850
                                                             ============           ============           ============
  Common stock issued to acquire mineral properties          $         --           $         --           $    265,750
                                                             ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2014 and November 30, 2013, respectively, the Company had $0 and $80 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2014, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following::

                                              August 31,           November 30,
                                                 2014                 2013
                                               --------             --------
Loan extension fees                            $ 26,126             $ 19,514
Other                                                --                   --
                                               --------             --------
Total prepaid expenses                         $ 26,126             $ 19,514
                                               ========             ========

NOTE 4 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization: Website development costs consisted of the following:

                                              August 31,           November 30,
                                                 2014                 2013
                                               --------             --------

Website development costs                      $  5,000             $  5,000
Less: accumulated amortization                   (3,333)              (2,833)
Less: writedown                                  (1,667)                  --
                                               --------             --------
Website development costs, net                 $     --             $  2,167
                                               ========             ========

Amortization expense was $500 and $500 for the nine months ended August 31, 2014 and 2013, respectively.

The Company has determined that its website should be subject to a impairment allowance of $1,667 as a result of the website no longer being applicable to the current business of the Company.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at August 31, 2014:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral    Interest Accrued
------------         -----------   -------------   -------------      ----------    ----------------
June 12, 2014         $  6,250          8%         June 12, 2015         None           $   609
June 18, 2014         $ 50,000          8%         June 18, 2015         None           $ 8,811
August 22, 2014       $ 55,000          8%         August 22, 2015       None           $ 8,908
November 1, 2013      $ 25,000          8%         November 1, 2014      None           $ 3,660
February 5, 2014      $ 15,000          8%         February 5, 2015      None           $ 1,880
February 22, 2014     $ 30,000          8%         February 22, 2015     None           $ 3,649
March 10, 2014        $ 12,000          8%         March 10, 2015        None           $   458
April 17, 2014        $  7,500          8%         April 17, 2015        None           $   825
                      --------                                                          -------
        Total         $200,750                                                          $28,800
                      ========                                                          =======

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


NOTE 6 - RELATED PARTY TRANSACTIONS

On August 19, 2013, the president loaned the Company $25,000. The note bears interest at 8% and matures on August 19, 2014. The note is not secured and all principal and interest are due to be repaid on the maturity date. As of August 31, 2014, this note was forgiven.

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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


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

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


NOTE 7 - CAPITAL STOCK (CONTINUED)

On February 21, 2014, 324,000 shares of common stock valued at $6,480 were issued to a lender to extend a $30,000 loan.

On April 17, 2014, 162,000 shares of common stock valued at $1,620 were issued to a lender to extend a $7,500 loan.

On June 18, 2014, 540,000 shares of common stock valued at $10,800 were issued to a lender to extend a $50,000 loan.

On August 22, 2014, 540,000 shares of common stock valued at $10,800 were issued to a lender to extend a $55,000 loan.

On April 30, 2014, 1,000,000 shares of common stock valued at $20,000 were issued to settle accounts payable.

On August 14, 2014, 888,000 shares of common stock valued at $17,670 were to settle accounts payable.

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,425,000 as of August 31, 2014. Management continues to seek funding from its shareholders and other qualified investors.

                           FIRST AMERICAN SILVER CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2014


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

We have not earned any revenues from inception through the period ending August 31, 2014.

                                               Three Months         Three Months
                                                  Ended                Ended
                                                August 31,           August 31,
                                                   2014                 2013
                                                 --------             --------
Revenues                                         $    Nil             $ 32,650
Operating Expenses                               $ 58,255             $ 82,230
Operating Loss                                   $(58,255)            $(49,580)
Other Income  (Expense)                          $ 61,796             $ 44,059
Net Income (Loss)                                $  3,541             $ (5,531)

We incurred a net income in the amount of $3,541 for the three months ended August 31, 2014 compared to a net loss of $5,531 for the three months ended August 31, 2013 which represents an increase of $1,990. Included in other expense is interest expense.

Our operating expenses incurred for the three months ended August 31, 2014 included $1,519 for general and administrative expenses, $53,786 for consulting fees, $1,500 in professional fees and $1,450 of transfer agent and filing fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 2014 AND 2013

We have not earned any revenues from inception through the period ending August 31, 2014.

                                               Nine Months           Nine Months
                                                 Ended                 Ended
                                               August 31,            August 31,
                                                  2014                  2013
                                               ----------            ----------
Revenues                                       $      Nil            $   32,560
Operating Expenses                             $   92,039            $  171,133
Operating Loss                                 $  (92,039)           $ (138,483)
Other Income (Expense)                         $   32,814            $   37,780
Net Loss                                       $  (59,225)           $ (100,703)

We incurred a net loss in the amount of $59,225 for the nine months ended August 31, 2014 compared to a net loss of $100,703 for the nine months ended August 31, 2013 which represents a decrease of $41,478. Included in other expense is interest expense.

Our operating expenses incurred for the nine months ended August 31, 2014 included $3,553 for general and administrative expenses, $81,286 for consulting fees, $1,500 for professional fees and $5,700 of transfer agent and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                August 31,          November 30,
                                                  2014                 2013
                                               ----------           ----------
Current Assets                                 $   26,126           $   26,027
Current Liabilities                            $  301,223           $  268,741
Working Capital (Deficit)                      $ (275,097)          $ (242,714)


CASH FLOWS

                                                        Nine Months      Nine Months     April 29, 2008
                                                           Ended            Ended        (Inception) to
                                                         August 31,       August 31,        August 31,
                                                           2014             2013              2014
                                                        ----------       ----------        ----------
Net Cash Provided by (Used in) Operating Activities     $  (16,441)      $  (47,351)       $ (756,433)
Net Cash Provided by (Used In) Investing Activities     $       --       $       --        $ (175,492)
Net Cash Provided by Financing Activities               $   16,361       $   40,498        $  931,925
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD       $      (80)      $   (6,853)       $        0

As of August 31, 2014, we had current assets in the amount of $26,126, consisting of cash of prepaid expenses. Our current liabilities as of August 31, 2014 were $301,223. We had a working capital deficit of $275,097 on August 31, 2014.

Our cash used in operating activities was $16,441 for the nine months ended August 31, 2014 compared to $7,351 for the same period in 2013 and $756,433 for the period from inception on April 29, 2008 to August 31, 2014.

Our cash used in investing activities was $0 for the nine months ended August 31, 2014 and 2013 and $175,492 from the period from inception on April 29, 2008 to August 31, 2014.

Our cash provided by financing activities was $16,361 for the nine months ended August 31, 2014 compared to $40,498 for the same period in 2013 and $931,925 for the period from inception on April 29, 2008 to August 31, 2014.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $1,425,931 as of August 31, 2014. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2014 and November 30, 2013, respectively, the Company had $0 and $80 of unrestricted cash to be used for future business operations.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2014, there have been no interest or penalties incurred on income taxes.

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

                                       FIRST AMERICAN SILVER CORP.
                                              (Registrant)


Date: October 20, 2014                 /s/ Thomas Menning
                                       -----------------------------------------
                                       Thomas Menning
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)