Form 10-K
period 2014-11-30
First American Silver Corp.
filed 2015-03-02
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel                   99623
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:   775-287-1664

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2014 was $2,004,582 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 62,050,567 as of March 2, 2015

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 15(b).

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 6

Item 1B. Unresolved Staff Comments............................................10

Item 2.  Properties...........................................................10

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

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........17

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................33

Item 9A. Controls and Procedures .............................................33

Item 9B. Other Information....................................................34

Item 10. Directors, Executive Officers and Corporate Governance...............34

Item 11. Executive Compensation...............................................37

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................39

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................39

Item 14. Principal Accounting Fees and Services...............................40

Item 15. Exhibits, Financial Statement Schedules..............................41

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

The address of our principal executive office is located at 1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel 99623. Our telephone number is +972 52 798 0831.

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

Also on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June 2010, we had abandoned our former business plan of seeking to market vacation properties.

Our name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 16, 2010, on which date we adopted the new stock symbol "FASV".

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

On September 22, 2011, we entered into a License and Assignment Agreement dated and effective as of September 16, 2011 with our then president and director, Thomas J. Menning. Mr. Menning is the successor in interest of the rights of Universal Gas, Inc. and Universal Exploration, Ltd. (together "Universal") pursuant to an agreement among Universal, Bullion Monarch Company, Polar Resources Co., Camsell River Investments, Ltd., Lameert Management Ltd., and Etel Holdings Ltd. dated May 10, 1979 (the "1979 Agreement"). Pursuant to the License Agreement, we acquired the rights and obligations of Universal established by the 1979 Agreement and pertaining to 256-square-miles of the Carlin Gold Trend in Elko County, Nevada.

Under the terms of the 1979 Agreement and the License Agreement, we are deemed the successor of a specific Right to Participate on a 50 percent basis with ongoing and future projects operated, controlled and/or conveyed by Newmont Mining and Barrick Gold Corporation within the area of interest.

Under the terms of the License Agreement, we are required to finance the cost of pursuing the rights established in the 1979 Agreement. The distribution of any proceeds will be as follows: After First American has been reimbursed for any and all out-of-pocket expenses, it will share proceeds on an 80/20 percent basis with Mr. Menning. The term of the licensing agreement will be for 10 years with an option to renew for an additional 10 years.

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

RESEARCH AND DEVELOPMENT

We have not incurred any research and development expenditures over the past three fiscal years.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2015.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel 99623 and is provided to us at no cost.

EMPLOYEES

We have no employees other than our chief executive officer, Mark Radom, with whom we entered into a service agreement on December 3, 2014.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/ divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote. In all probability our mineral resource properties do not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our properties, there can be no assurance that we will be able to develop any of our properties into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored are ultimately developed into producing mines.

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

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our future operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in physical injury or death, work stoppages, and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards and may not have sufficient financial resources to obtain such insurance coverage when it becomes advisable or required. The payment of any liabilities that arise from the occurrence of any operating hazard against which we do not maintain insurance coverage would have a material adverse impact on our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $0 as of November 30, 2014 and a working capital deficit of $314,601. We have also incurred a cumulative net loss of $1,547,326 from our inception on April 29, 2008 through November 30, 2014. We estimate that our average monthly operating expenses will be approximately $5,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 24, 2015, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

THE COMPANY AND ITS SHAREHOLDERS MAY BE ADVERSELY AFFECTED BY RECENT RULE AMENDMENTS MAKING RULE 144 UNAVAILABLE FOR COMPANY SECURITIES.

Rule 144 under the Securities Act of 1933 provides a safe harbour under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. Effective February 15, 2008, Rule 144 was amended to make it unavailable for securities of shell companies until, among other things, twelve months have elapsed since the former "shell company" has filed "Form 10 information" with the Securities and Exchange Commission. The Company is a "shell company". Accordingly, Rule 144 is no longer available to permit our shareholders to resell their Company securities. No assurance can be provided as to the date that the Company's securities will again become eligible for resale under Rule 144.

The unavailability of the Rule 144 resale exemption for our securities may adversely affect our ability to raise additional financing on a private placement basis, and may adversely affect the ability of our private placees and affiliates to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

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

ITEM 2. PROPERTIES

Our principal office is located at 1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel 99623 and is leased to us at no cost.

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

The following table reflects the high and low bid information for our common stock obtained from yahoo.finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                               OTC Bulletin Board

            Quarter Ended              High            Low
            -------------              ----            ---
           November 30, 2014          $ 0.09         $ 0.02
           August 31, 2014            $ 0.02         $ 0.02
           May 31, 2014               $ 0.02         $ 0.01
           February 28, 2014          $ 0.03         $ 0.01
           November 30, 2013          $ 0.05         $ 0.03
           August 31, 2013            $ 0.04         $ 0.03
           May 31, 2013               $ 0.07         $ 0.03
           February 28, 2013          $ 0.08         $ 0.02

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 2, 2014, there were 26 registered holders of record of our common stock and 60,970,567 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2014 and November 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our optioned properties during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

              Expense                                          Cost
              -------                                         -------
General and administrative expenses                           $15,000
Management and administrative costs                           $30,000
Legal Fees                                                    $10,000
Auditor Fees                                                  $12,000
                                                              -------
                                                              $67,000
                                                              =======

Of the $67,000 that we require for the next 12 months, we had $0 in cash as of November 30, 2014, and a working capital deficit of $314,601. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2015.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2015.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2014.

Our operating results for the year ended November 30, 2014 are summarized as follows in comparison to our operating results for the same period ended November 30, 2013:

                                                        Year Ended
                                                        November 30,
                                                   2014              2013
                                                ----------        ----------
Revenue                                         $      Nil        $      Nil
Operating Expenses                              $  125,218        $  209,700
Net Loss                                        $ (180,620)       $ (195,136)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2014 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2013:

                                                        Year Ended
                                                        November 30,
                                                   2014              2013
                                                ----------        ----------
Exploration costs                               $        0        $   41,771
Accounting and legal                                13,100            90,587
Consulting fees                                     98,786            55,554
Transfer agent and filing fees                       8,322             1,565
General and administrative                           5,010            20,223

The decrease in accounting and legal expenses for the year ended November 30, 2014, compared to the same period in fiscal 2013, was mainly due to activity related to our legal proceedings as disclosed elsewhere in this Form 10K.

The decrease in exploration costs is a result of our reduced cash position, which has affected our ability to pursue additional exploration costs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                         At             At          Percentage
                                    November 30,   November 30,      Increase/
                                        2014           2013          Decrease
                                     ----------     ----------       --------
Current Assets                       $   22,128     $   26,027         (15)%
Current Liabilities                  $  336,729     $  268,741          25 %
Working Capital (Deficiency)         $ (314,601)    $ (242,714)

CASH FLOWS

                                                   Year Ended       Year Ended
                                                   November 30,     November 30,
                                                       2014            2013
                                                    ----------      ----------
Net cash from (used in) operations                  $ (20,180)      $ (138,961)
Net cash (used in) investing activities             $      --       $   23,288
Net cash provided by financing activities           $  20,100       $  108,750
Increase (Decrease) In Cash During The Period       $     (80)      $   (6,923)

We had cash in the amount of $0 as of November 30, 2014 as compared to $80 as of November 30, 2013. We had working capital deficiency of $314,601 as of November 30, 2014 compared to a working capital deficiency of $242,714 as of November 30, 2013.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2014 and 2013, respectively, we had $0 and $80 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

STOCK-BASED COMPENSATION

We account for employee stock-based compensation in accordance with the guidance of ASC Topic 718, COMPENSATION - STOCK COMPENSATION, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees, although our chief executive officer is entitled to receive 600,000 shares of common stock on annual basis.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2014, there have been no interest or penalties incurred on income taxes.

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

REVENUE RECOGNITION

We have yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

Mineral properties are analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present. The claims owned by the Company were analyzed for impairment by the management of the Company as of November 30, 2014 and 2013. Impairment losses totaling $0were recorded in 2014 (2013: $0) relating to mineral properties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                NOVEMBER 30, 2014

Reports of Independent Registered Public Accounting Firms                    18

Balance Sheets as of November 30, 2014 and 2013                              20

Statements of Operations for the years ended
November 30, 2014 and 2013                                                   21

Statement of Stockholders' Equity (Deficit) as of
November 30, 2014                                                            22

Statements of Cash Flows for the years ended
November 30, 2014 and 2013                                                   23

Notes to the Financial Statements                                            24

[KLJ & ASSOCIATES, LLP LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First American Silver Corp.

We have audited the accompanying balance sheet of First American Silver Corp. as of November 30, 2014 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. First American Silver Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2014, the results of their operations, and their cash flows, for the year ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ KLJ & Associates, LLP
-------------------------------------
KLJ & Associates, LLP
St. Louis Park, MN
February 24, 2015

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
First American Silver Corp.
Reno, Nevada

We have audited the accompanying balance sheet of First American Silver Corp. (the "Company") as of November 30, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
March 11, 2014

                           FIRST AMERICAN SILVER CORP.
                                 BALANCE SHEETS
                           NOVEMBER 30, 2014 AND 2013

                                                                                2014                   2013
                                                                            ------------           ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                 $         --           $         80
  Accounts receivable - other                                                         --                  6,433
  Prepaid expenses                                                                22,128                 19,514
                                                                            ------------           ------------
Total Current Assets                                                              22,128                 26,027
                                                                            ------------           ------------
Other Assets
  Reclamation bond                                                                   591                    591
  Website - net                                                                       --                  2,167
                                                                            ------------           ------------
Total Other Assets                                                                   591                  2,758
                                                                            ------------           ------------

Total Assets                                                                $     22,719           $     28,785
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     95,075           $     56,866
  Accrued expenses                                                                32,804                 18,125
  Due to related parties                                                              --                 25,000
  Loans payable                                                                    8,100                     --
  Notes payable - current portion                                                200,750                168,750
                                                                            ------------           ------------
Total Current Liabilities                                                        336,729                268,741
                                                                            ------------           ------------
Long-term Liabilities
  Notes payable - net of current portion                                              --                 45,000
                                                                            ------------           ------------

Total Liabilities                                                                336,729                313,741
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,320,567 shares issued and outstanding (58,448,067 - 2013)                   62,321                 58,448
  Additional paid-in capital                                                   1,170,995              1,023,302
  Accumulated deficit                                                         (1,547,326)            (1,366,706)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (314,010)              (284,956)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     22,719           $     28,785
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

                                                        Year Ended             Year Ended
                                                        November 30,           November 30,
                                                            2014                   2013
                                                        ------------           ------------
REVENUES                                                $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Exploration costs                                               --                 41,771
  Accounting and legal                                        13,100                 90,587
  Consulting fees                                             98,786                 55,554
  Transfer agent and filing fees                               8,322                  1,565
  General and administrative                                   5,010                 20,223
                                                        ------------           ------------
TOTAL OPERATING EXPENSES                                     125,218                209,700
                                                        ------------           ------------

LOSS FROM OPERATIONS                                        (125,218)              (209,700)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                           (55,402)               (23,519)
  Exercise of option on mining claims                             --                 38,083
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                 (55,402)                14,564
                                                        ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                        (180,620)              (195,136)

PROVISION FOR INCOME TAX                                          --                     --
                                                        ------------           ------------

NET LOSS                                                $   (180,620)          $   (195,136)
                                                        ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.00)          $      (0.00)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        60,185,820             56,069,167
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF NOVEMBER 30, 2014

                                                                                                                       Total
                                                       Common Stock       Additional     Common                     Stockholders'
                                                  -------------------      Paid in        Stock      Accumulated       Equity
                                                  Shares       Amount      Capital      Warrants       Deficit       (Deficit)
                                                  ------       ------      -------      --------       -------       ---------
Balance, November 30, 2012                      55,700,000    $ 55,700   $  797,270     $ 131,635    $(1,171,570)    $(186,965)
Common stock issued for mineral property
 payment                                         1,000,000       1,000       39,000            --             --        40,000
Common stock issued to pay accounts payable        877,067         877       25,454            --             --        26,331
Common stock issued for services                    25,000          25          725            --             --           750
Common stock issued for loan extensions            846,000         846       27,234            --             --        28,080
Expiration of warrants                                  --          --      131,635      (131,635)            --            --
Board member debt forgiveness                           --          --        1,984            --             --         1,984
Net loss for the year ended November 30, 2013           --          --           --            --       (195,136)     (195,136)
                                                ----------    --------   ----------     ---------    -----------     ---------

Balance, November 30, 2013                      58,448,067      58,448    1,023,302            --     (1,366,706)     (284,956)

Common stock issued for loan extensions          1,984,500       1,985       36,950            --             --        38,935
Common stock issued for services                   816,025         816       15,471            --             --        16,287
Common stock issued for debt                     1,071,975       1,072       20,311        21,383
Board member debt forgiveness                           --          --       74,961            --             --        74,961
Net loss for the year ended November 30, 2014           --          --           --            --       (180,620)     (180,620)
                                                ----------    --------   ----------     ---------    -----------     ---------

Balance, November 30, 2014                      62,320,567    $ 62,321   $1,170,995     $      --    $(1,547,326)    $(314,010)
                                                ==========    ========   ==========     =========    ===========     =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

                                                              Year ended           Year ended
                                                              November 30,         November 30,
                                                                 2014                 2013
                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $ (180,620)          $ (195,136)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                   500                3,049
     Stock issued for services                                    16,287                  750
     Stock issued for mineral property payment                        --               40,000
     Stock issued for loan extension fees                         38,935               28,080
     Impairment loss on website                                    1,667                   --
  Changes in operating assets and liabilities:
     Accounts receivable - other                                   6,433               (6,433)
     Prepaid expenses                                             (2,614)             (19,514)
     Accounts payable                                             80,421               (4,710)
     Accrued expenses                                             18,811               14,953
                                                              ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                            (20,180)            (138,961)
                                                              ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Reclamation bond                                                    --                8,288
  Decrease (increase) in deposits                                     --               15,000
                                                              ----------           ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --               23,288
                                                              ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds from related party debt                               --               25,000
  Loan proceeds - other                                            8,100                   --
  Proceeds from notes payable                                     12,000               83,750
                                                              ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         20,100              108,750
                                                              ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (80)              (6,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        80                7,003
                                                              ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       --           $       80
                                                              ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $       --           $       --
                                                              ==========           ==========
  Cash paid for interest                                      $       --           $    5,394
                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 1 - NATURE OF OPERATIONS

Mayetok, Inc. ("the Company") was incorporated in the state of Nevada on April 29, 2008. On June 8, 2010, the Company changed its name to First American Silver Corp.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

EXPLORATION STAGE COMPANY
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

RISKS AND UNCERTAINTIES
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 10 regarding going concern matters.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2014 and 2013, respectively, the Company had $0 and $80 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2014, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Date                Cash       Common Stock
     ----                ----       ------------
November 2, 2010     $   10,000       100,000   Paid
October 29, 2012             --        25,000   Paid
October 29, 2013        $10,000        25,000
October 29, 2014        $10,000        25,000
October 29, 2015        $10,000        25,000
October 29, 2016        $20,000        25,000
October 29, 2017        $30,000        25,000
October 29, 2018        $40,000        25,000
October 29, 2019        $50,000        25,000
                     $1,000,000                 In case of $1,000,000 payment,
                          or                    the optionor shall retain a 2%
October 29, 2020     $2,000,000                 NSR (Net Smelter Royalty).
                                                In case of a $2,000,000, the
                                                option or shall retain a 1% NSR.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

     Date                Cash       Common Stock
     ----                ----       ------------
November 2, 2010     $   10,000       100,000   Paid
October 29, 2012             --        25,000   Paid
October 29, 2013        $10,000        25,000
October 29, 2014        $10,000        25,000
October 29, 2015        $10,000        25,000
October 29, 2016        $20,000        25,000
October 29, 2017        $30,000        25,000
October 29, 2018        $40,000        25,000
October 29, 2019        $50,000        25,000
                     $1,000,000                 In case of $1,000,000 payment,
                          or                    the optionor shall retain a 2%
October 29, 2020     $2,000,000                 NSR (Net Smelter Royalty).
                                                In case of a $2,000,000, the
                                                option or shall retain a 1% NSR.

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

     Date                Cash       Common Stock
     ----                ----       ------------
November 2, 2010     $   10,000       100,000   Paid
October 29, 2012             --        25,000   Paid
October 29, 2013        $10,000        25,000
October 29, 2014        $10,000        25,000
October 29, 2015        $10,000        25,000
October 29, 2016        $20,000        25,000
October 29, 2017        $30,000        25,000
October 29, 2018        $40,000        25,000
October 29, 2019        $50,000        25,000
                     $1,000,000                 In case of $1,000,000 payment,
                          or                    the optionor shall retain a 2%
October 29, 2020     $2,000,000                 NSR (Net Smelter Royalty).
                                                In case of a $2,000,000, the
                                                option or shall retain a 1% NSR.

The Company did not meet its October 29, 2013 obligation and, as such, has returned the property.

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2014 and 2013:

                                                     2014               2013
                                                   --------           --------
Loan extension fees                                $ 22,128           $ 19,514
Other                                                    --                 --
                                                   --------           --------
Total prepaid expenses                             $ 22,128           $ 19,514
                                                   ========           ========

NOTE 5 - WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 5 year period using straight-line amortization: Website development costs consisted of the following at November 30, 2014 and 2013:

                                                     2014               2013
                                                   --------           --------
Website development costs                          $  5,000           $  5,000
Less: accumulated amortization                       (3,333)            (2,833)
Less: write down                                     (1,667)                --
                                                   --------           --------
Website development costs, net                     $     --           $  2,167
                                                   ========           ========

Amortization expense was $500 and $1,000 for the years ended November 30, 2014 and 2013, respectively. The website was abandoned in 2014, and the remaining value of $1,667 was written off.

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at November 30, 2014:

                         Note      Interest     Maturity                          Interest
Date of Note            Amount       Rate         Date             Collateral      Accrued
------------            ------       ----         ----             ----------      -------
February 5, 2013       $ 15,000       8%     February 5, 2015          None        $ 2,178
February 22, 2013      $ 30,000       8%     February 22, 2015         None        $ 4,248
April 17, 2013         $  7,500       8%     April 17, 2015            None        $   973
June 12, 2013          $  6,250       8%     June 12, 2015             None        $   734
June 18, 2013          $ 50,000       8%     June 18, 2015             None        $ 9,809
August 22, 2013        $ 55,000       8%     August 22, 2015           None        $10,006
November 1, 2013       $ 25,000       8%     November 1, 2015          None        $ 4,159
March 10, 2014         $ 12,000       8%     March 10, 2015            None        $   697
                       --------                                                    -------
        Total          $200,750                                                    $32,804
                       ========                                                    =======

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2014, the Company issued 1,888,000 shares to its president to retire $21,383 of accounts payable owing.

On August 19, 2013, the president loaned the Company $25,000. The note bears interest at 8% and matures on August 19, 2014. The note is not secured and all principal and interest are due to be repaid on the maturity date. During the year-ended November 30, 2014, this note and accrued interest were forgiven.

The Company paid consulting fees totaling $43,786 and $50,410 to a related party for the years ended November 30, 2014 and 2013, respectively.

NOTE 8 - CAPITAL STOCK

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 8 - CAPITAL STOCK (CONTINUED)

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

On April 11, 2014, the Company issued 486,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On April 30, 2014, the Company issued 1,000,000 shares valued at $19,910 based on the stock closing price on the date of the grant to its president. The issuance paid $12,500 of accounts payable owing, and consulting fees of $7,410.

On August 14, 2014, the Company issued 148,500 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On August 14, 2014, the Company issued 888,000 shares valued at $17,760 based on the stock closing price on the date of the grant to its president. The issuance paid $8,883 of accounts payable owing, and consulting fees of $8,877.

On October 17, 2014, the Company issued 1,080,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On November 30, 2014, the Company issued 270,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

NOTE 9 - INCOME TAXES

For the years ended November 30, 2014 and 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,547,000 at November 30, 2014, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2014 and 2013:

                                                       2014             2013
                                                     --------         --------
Federal income tax benefit attributable to:
  Current operations                                 $ 61,410         $ 66,346
  Less: valuation allowance                           (61,410)         (66,346)
                                                     --------         --------
Net provision for Federal income taxes               $     --         $     --
                                                     ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2014 and 2013:

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2014


NOTE 9 - INCOME TAXES (CONTINUED)

                                                2014                 2013
                                             ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover               $  526,090           $  464,680
  Less: valuation allowance                    (526,090)            (464,680)
                                             ----------           ----------
Net deferred tax asset                       $       --           $       --
                                             ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 - GOING CONCERN

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,547,000 as of November 30, 2014. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 11 - SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                  Year ended        Year ended
                                                  November 30,      November 30,
                                                     2014              2013
                                                   --------          --------
Common stock issued to pay debt                    $ 21,383          $ 26,331
                                                   ========          ========
Board member forgiveness of debt                   $ 74,691          $  1,984
                                                   ========          ========
Expiration of stock warrants                       $     --          $131,635
                                                   ========          ========

NOTE 12 - SUBSEQUENT EVENTS

On November 1, 2014, the Company's Chief Executive Officer resigned.

On December 8, 2014, the Board of Directors appointed a new Chief Executive Officer. The Chief Executive Officer signed an agreement whereby he will be compensated $30,000 annually and be entitled to 600,000 common shares on an annual basis.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that, other than those events mentioned above, it does not have any material subsequent events to disclose in these financial statements.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                     Position Held                       Date First Elected
  Name             with the Company             Age         or Appointed
  ----             ----------------             ---         ------------
Mark Radom      President, Chief Executive      46        December 8, 2014
                Officer, Secretary,
                Treasurer and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

MARK RADOM - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND
DIRECTOR

From August 6, 2014 to-date, Mr. Radom has served as chief executive officer and director of Graphite Corp. From February 2010 to-date, Mr. Radom has served as the chief carbon officer and general counsel of Bluesphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over U.S. $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Ethics and Business Conduct will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: First American Silver Corp., 1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel 99623.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer; and
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2014 and 2013 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation     All Other
 Position          Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------  ---------  ---------  ---------------  -----------   ---------------  ---------
Thomas Menning (1) 2014      Nil       Nil       Nil        Nil          Nil             Nil            27,500         27,500
President, Chief   2013      Nil       Nil       Nil        Nil          Nil             Nil               Nil            Nil
Executive Officer, 2012      Nil       Nil       Nil        Nil          Nil             Nil               Nil            Nil
Chief Financial
Officer, Secretary,
Treasurer and
Director

Mark Radom (2)     2014    2,339 (3)   Nil       Nil        Nil          Nil             Nil               Nil            Nil
President, Chief
Executive Officer,
Secretary,
Treasurer and
Director

----------
(1) Mr. Menning was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on March 2, 2011 and resigned in November 2014.
(2) Mr. Radom was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on December 8, 2014, which is after the end of fiscal 2014.
(3) Mr. Radom is entitled to receive a monthly salary of $2,500, which will be paid only if and after the Company raises sufficient funds therefor.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

STOCK OPTION PLAN

On November 10, 2011, our directors approved the adoption of our 2011 Stock Option Plan, which permits our company to issue options to acquire up to 2,500,000 shares of our common stock by directors, officers, employees and consultants of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2014 there were no options granted to our named officers or directors, although effective as of December 3, 2014, our chief executive officer, Mr. Radom, is entitled to receive 600,000 shares of our common stock annually as compensation for his service.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2014.

OPTION EXERCISES

During our Fiscal year ended November 30, 2014 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2014, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2013.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 2, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                Amount and Nature
   Name and Address                  Title        of Beneficial    Percentage of
 of Beneficial Owner                of Class        Ownership         Class (1)
 -------------------                --------        ---------         ---------
Thomas J. Menning                     Common        3,936,000            6.73%
11380 S. Virginia Street, #2011
Reno, NV 89511

Directors and Officers as a group     Common                0               0%

Henry H. Tonking                      Common        8,000,000           13.68%
546 Lantern Ct.
Incline Village, NV 89451

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 2, 2015. As of March 2, 2015, there were 62,050,567 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Mark Radom. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2014 and for the fiscal year ended November 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                     Year Ended
                                     November 30, 2014        November 30, 2013
                                     -----------------        -----------------
Audit Fees                                $ 6,000                  $ 8,000
Audit Related Fees                          4,800                    4,050
Tax Fees                                      Nil                      Nil
All Other Fees                                Nil                      Nil
                                          -------                  -------
Total                                     $10,800                 $ 12,050
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

10.6 Service Agreement with Mark Radom, CEO, dated December 3, 2014 (incorporated by reference to our Current Report filed on Form 8-K on December 5, 2014.

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

                                         FIRST AMERICAN SILVER CORP.
                                                (Registrant)


Dated: March 2, 2015                     /s/ Mark Radom
                                          --------------------------------------
                                          Mark Radom
                                          President, Chief Executive Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 2, 2015                     /s/ Mark Radom
                                          --------------------------------------
                                          Mark Radom
                                          President, Chief Executive Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)