Form 10-Q
period 2015-02-28
First American Silver Corp.
filed 2015-04-14
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2015

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

      Registrant's telephone number, including area code: +972 52 798 0831

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 62,050,567 as of April 14, 2015

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Mine Safety Disclosures                                               20

Item 5. Other Information                                                     20

Item 6. Exhibits                                                              21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                FEBRUARY 28, 2015

Balance Sheets as of February 28, 2015 and November 30, 2014 (unaudited)      5

Statements of Operations for the three months ended
February 28, 2015 and 2014 (unaudited)                                        6

Statement of Stockholders' Equity (Deficit) as of
February 28, 2015 (unaudited)                                                 7

Statements of Cash Flows for the three months ended
February 28, 2015 and 2014 (unaudited)                                        8

Notes to the Financial Statements                                             9

                           FIRST AMERICAN SILVER CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                                            February 28,           November 30,
                                                                                2015                   2014
                                                                            ------------           ------------
                                     ASSETS

Current Asset
  Prepaid expenses                                                          $     22,061           $     22,128
                                                                            ------------           ------------
Total Current Assets                                                              22,061                 22,128
                                                                            ------------           ------------
Other Asset
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $     22,652           $     22,719
                                                                            ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    119,799           $     95,075
  Accrued expenses                                                                36,765                 32,804
  Loans payable                                                                    8,100                  8,100
  Notes payable - current portion                                                200,750                200,750
                                                                            ------------           ------------

Total Liabilities                                                                365,414                336,729
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,752,567 shares issued and outstanding (62,320,567 - 2014)                   62,753                 62,321
  Additional paid-in capital                                                   1,180,283              1,170,995
  Accumulated deficit                                                         (1,585,798)            (1,547,326)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (342,762)              (314,010)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     22,652           $     22,719
                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                        February 28,           February 28,
                                                            2015                   2014
                                                        ------------           ------------
REVENUES                                                $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Accounting and legal                                         1,750                     --
  Consulting fees                                             22,258                 10,000
  Transfer agent and filing fees                                 717                  1,789
  General and administrative                                      --                  1,076
                                                        ------------           ------------
TOTAL OPERATING EXPENSES                                      24,725                 12,865
                                                        ------------           ------------

LOSS FROM OPERATIONS                                         (24,725)               (12,865)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                           (13,747)               (12,633)
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                 (13,747)               (12,633)
                                                        ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                         (38,472)               (25,498)

PROVISION FOR INCOME TAX                                          --                     --
                                                        ------------           ------------

NET LOSS                                                $    (38,472)          $    (25,498)
                                                        ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.00)          $      (0.00)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        62,369,767             58,516,467
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             AS AT FEBRUARY 28, 2015

                                                                                                                  Total
                                                 Common Stock        Additional     Common                     Stockholders'
                                            --------------------      Paid in       Stock       Accumulated       Equity
                                            Shares        Amount      Capital      Warrants       Deficit        (Deficit)
                                            ------        ------      -------      --------        -----          ------

Balance, November 30, 2012                 55,700,000    $ 55,700    $  797,270    $ 131,635    $(1,171,570)     $(186,965)
Common stock issued for mineral
 property payment                           1,000,000       1,000        39,000           --             --         40,000
Common stock issued to pay accounts
 payable                                      877,067         877        25,454           --             --         26,331
Common stock issued for services               25,000          25           725           --             --            750
Common stock issued for loan extensions       846,000         846        27,234           --             --         28,080
Expiration of warrants                             --          --       131,635     (131,635)            --             --
Board member debt forgiveness                      --          --         1,984           --             --          1,984
Net loss for the year ended
 November 30, 2013                                 --          --            --           --       (195,136)      (195,136)
                                          -----------    --------    ----------    ---------    -----------      ---------
Balance, November 30, 2013                 58,448,067      58,448     1,023,302           --     (1,366,706)      (284,956)

Common stock issued for loan extensions     1,984,500       1,985        36,950           --             --         38,935
Common stock issued for services              816,025         816        15,471           --             --         16,287
Common stock issued for debt                1,071,975       1,072        20,311       21,383
Board member debt forgiveness                      --          --        74,961           --             --         74,961
Net loss for the year ended
 November 30, 2014                                 --          --            --           --       (180,620)      (180,620)
                                          -----------    --------    ----------    ---------    -----------      ---------
Balance, November 30, 2014                 62,320,567      62,321     1,170,995           --     (1,547,326)      (314,010)

Common stock issued for loan extensions       432,000         432         9,288           --             --          9,720
Net loss for the year ended
 February 28, 2015                                 --          --            --           --        (38,472)       (38,472)
                                          -----------    --------    ----------    ---------    -----------      ---------

Balance, February 28, 2015                 62,752,567    $ 62,753    $1,180,283    $      --    $(1,585,798)     $(342,762)
                                          ===========    ========    ==========    =========    ===========      =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

                                                            Three Months       Three Months
                                                               Ended              Ended
                                                            February 28,       February 28,
                                                                2015               2014
                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $(38,472)          $(25,498)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                  --                250
     Stock issued for loan extension fees                        9,720              9,234
  Changes in operating assets and liabilities:
     Accounts receivable - other                                    --              6,433
     Prepaid expenses                                               67               (817)
     Accounts payable                                           24,724              6,123
     Accrued expenses                                            3,961              4,216
                                                              --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               --                (59)
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                --                (59)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      --                 80
                                                              --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     --           $     21
                                                              ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $     --           $     --
                                                              ========           ========
  Cash paid for interest                                      $     --           $     --
                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2015


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2015 and November 30, 2014, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2015


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2015, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2015


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                            February 28,            November 30,
                                                2015                   2014
                                              --------               --------

Loan extension fees                           $ 22,061               $ 22,128
                                              --------               --------
Total prepaid expenses                        $ 22,061               $ 22,128
                                              ========               ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at February 28, 2015:

Date of Note         Note Amount   Interest Rate   Maturity Date      Collateral    Interest Accrued
------------         -----------   -------------   -------------      ----------    ----------------
April 17, 2013        $  7,500          8%         April 17,2015          None           $ 1,121
June 12, 2013         $  6,250          8%         June 12,2015           None           $   858
June 18, 2013         $ 50,000          8%         June 18,2015           None           $10,795
August 22, 2013       $ 55,000          8%         August 22,2015         None           $11,091
November 1, 2013      $ 25,000          8%         November 1,2015        None           $ 4,652
March 10, 2014        $ 12,000          8%         March 10,2015          None           $   934
February 5, 2013      $ 15,000          8%         February 5,2016        None           $ 2,476
February 22, 2013     $ 30,000          8%         February 22,2016       None           $ 4,838
                      --------                                                           -------
      Total           $200,750                                                           $36,765
                      ========                                                           =======

NOTE 5 - CAPITAL STOCK

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2015


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

On February 5, 2015, the Company issued 108,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On February 22, 2015, the Company issued 324,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2015


NOTE 6 - GOING CONCERN

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,586,000 as of February 28, 2015. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 7 - SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

We have not earned any revenues from inception through the period ending February 28, 2015.

                                              Three Months         Three Months
                                                 Ended                Ended
                                              February 28,         February 28,
                                                  2015                 2014
                                                --------             --------

Revenues                                        $    Nil             $    Nil
Operating Expenses                              $ 24,725             $ 12,865
Operating Loss                                  $(24,725)            $(12,865)
Other Income  (Expense)                         $(13,747)            $(12,633)
Net Income (Loss)                               $(38,472)            $(25,498)


We incurred a net loss in the amount of $38,472 for the three months ended February 28, 2015 compared to a net loss of $25,498 for the three months ended February 28, 2014 which represents an increase of $12,974. Included in other expense is interest expense. Our operating expenses incurred for the three months ended February 28, 2015 included $0 for general and administrative expenses, $22,258 for consulting fees, $1,750 in professional fees and $717 of transfer agent and filing fees. Our operating expenses incurred for the three months ended February 28, 2014 include $10,000 for consulting fees, $1,789 of transfer agent and filing fees and $1,076 of general and administrative expenses.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At               At         Percentage
                                     February 28,     November 30,     Increase/
                                         2015             2014         Decrease
                                      ----------       ----------      --------

Current Assets                        $   22,061       $   22,128         (0)%
Current Liabilities                   $  365,414       $  336,729           9%
Working Capital (Deficiency)          $ (343,353)      $ (314,601)          9%

CASH FLOWS

                                              Three Months         Three Months
                                                 Ended                Ended
                                              February 28,         February 28,
                                                  2015                 2014
                                                --------             --------

Net cash from (used in) operations              $      0             $    (59)
Net cash (used in) investing activities         $      0             $      0
Net cash provided by financing activities       $      0             $      0
Increase (Decrease) In Cash During The Period   $      0             $    (59)

We had cash in the amount of $0 as of February 28, 2015 as compared to $0 as of November 30, 2014. We had working capital deficiency of $343,353 as of February 28, 2015 compared to a working capital deficiency of $314,601 as of November 30, 2014.

Our cash used in operating activities was $0 for the three months ended February 28, 2015 compared to $59 for the same period in 2014.

Our cash from investing activities was $0 for the three months ended February 28, 2015 and 2014.

Our cash provided by financing activities was $0 for the three months ended February 28, 2015 compared to $0 for the same period in 2014.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2015 and 2014, respectively, we had $0 and $21 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2015, there have been no interest or penalties incurred on income taxes.

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

ITEM 4 CONTROLS AND PROCEDURES

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of February 28, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of February 28, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.6 Employment Agreement with Mark Radom, CEO, dated December 3, 2014 (incorporated by reference to our Current Report filed on Form 8-K on December 5, 2014.

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

                                         FIRST AMERICAN SILVER CORP.
                                                 (Registrant)


Dated: April 14, 2015                    /s/ Mark Radom
                                         --------------------------------------
                                         Mark Radom
                                         President, Chief Executive Officer,
                                         Secretary, Treasurer and Director
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 14, 2015                    /s/ Mark Radom
                                         --------------------------------------
                                         Mark Radom
                                         President, Chief Executive Officer,
                                         Secretary, Treasurer and Director
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)