Form 10-Q
period 2015-05-31
First American Silver Corp.
filed 2015-07-15
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2015

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 62,050,567 as of July 15, 2015

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ................................................  3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......... 19

Item 4. Controls and Procedures ............................................. 19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......... 20

Item 3. Defaults Upon Senior Securities ..................................... 20

Item 4. Mine Safety Disclosures ............................................. 21

Item 5. Other Information ................................................... 21

Item 6. Exhibits ............................................................ 21

SIGNATURES .................................................................. 23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                  MAY 31, 2015

Balance Sheets as of May 31, 2015 and November 30, 2014 (unaudited)          5

Statements of Operations for the three and six months ended
May 31, 2015 and 2014 (unaudited)                                            6

Statement of Stockholders' Equity (Deficit) as of
May 31, 2015 (unaudited)                                                     7

Statements of Cash Flows for the six months ended
May 31, 2015 and 2014 (unaudited)                                            8

Notes to the (unaudited) Financial Statements                                9

                           FIRST AMERICAN SILVER CORP.
                           BALANCE SHEETS (unaudited)

                                                                            May 31, 2015         November 30, 2014
                                                                            ------------         -----------------
                                     ASSETS

Current Asset
  Prepaid expenses                                                          $     12,253           $     22,128
                                                                            ------------           ------------
Total Current Assets                                                              12,253                 22,128
                                                                            ------------           ------------
Other Asset
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $     12,844           $     22,719
                                                                            ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    127,538           $     95,075
  Accrued expenses                                                                40,812                 32,804
  Due to related party                                                            31,787                  8,100
  Notes payable - current portion                                                200,750                200,750
                                                                            ------------           ------------

Total Liabilities                                                                400,887                336,729
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,806,567 shares issued and outstanding (62,320,567 - 2014)                   62,807                 62,321
  Additional paid-in capital                                                   1,180,229              1,170,995
  Accumulated deficit                                                         (1,631,079)            (1,547,326)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (388,043)              (314,010)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     12,844           $     22,719
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                      STATEMENTS OF OPERATIONS (unaudited)

                                                  Three Months      Three Months       Six Months         Six Months
                                                     Ended             Ended             Ended              Ended
                                                  May 31, 2015      May 31, 2014      May 31, 2015       May 31, 2014
                                                  ------------      ------------      ------------       ------------
REVENUES                                          $         --      $         --      $         --       $         --
                                                  ------------      ------------      ------------       ------------
OPERATING EXPENSES
  Accounting and legal                                      --                --             1,750                 --
  Consulting fees                                       25,500            17,500            47,758             27,500
  Transfer agent and filing fees                         5,925             2,461             6,642              4,250
  General and administrative                                --               958                --              2,034
                                                  ------------      ------------      ------------       ------------
TOTAL OPERATING EXPENSES                                31,425            20,919            56,150             33,784
                                                  ------------      ------------      ------------       ------------

LOSS FROM OPERATIONS                                   (31,425)          (20,919)          (56,150)           (33,784)
                                                  ------------      ------------      ------------       ------------
OTHER INCOME (EXPENSES)
  Interest expense                                     (13,856)          (14,682)          (27,603)           (27,315)
  Impairment of website                                     --            (1,667)               --             (1,667)
  Exercise of option on mining claims                       --                --                --                 --
                                                  ------------      ------------      ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                           (13,856)          (16,349)          (27,603)           (28,982)
                                                  ------------      ------------      ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAX                   (45,281)          (37,268)          (83,753)           (62,766)

PROVISION FOR INCOME TAX                                    --                --                --                 --
                                                  ------------      ------------      ------------       ------------

NET LOSS                                          $    (45,281)     $    (37,268)     $    (85,753)      $    (62,766)
                                                  ============      ============      ============       ============

LOSS PER SHARE: BASIC AND DILUTED                 $      (0.00)     $      (0.00)     $      (0.00)      $      (0.00)
                                                  ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  62,806,567        59,011,545        62,597,391         58,766,726
                                                  ============      ============      ============       ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                                  Total
                                                 Common Stock        Additional     Common                     Stockholders'
                                            --------------------      Paid in       Stock       Accumulated       Equity
                                            Shares        Amount      Capital      Warrants       Deficit        (Deficit)
                                            ------        ------      -------      --------        -----          ------

Balance, November 30, 2012                 55,700,000    $ 55,700    $  797,270    $ 131,635    $(1,171,570)     $(186,965)
Common stock issued for mineral
 property payment                           1,000,000       1,000        39,000           --             --         40,000
Common stock issued to pay accounts
 payable                                      877,067         877        25,454           --             --         26,331
Common stock issued for services               25,000          25           725           --             --            750
Common stock issued for loan extensions       846,000         846        27,234           --             --         28,080
Expiration of warrants                             --          --       131,635     (131,635)            --             --
Board member debt forgiveness                      --          --         1,984           --             --          1,984
Net loss for the year ended
 November 30, 2013                                 --          --            --           --       (195,136)      (195,136)
                                          -----------    --------    ----------    ---------    -----------      ---------
Balance, November 30, 2013                 58,448,067      58,448     1,023,302           --     (1,366,706)      (284,956)

Common stock issued for loan extensions     1,984,500       1,985        36,950           --             --         38,935
Common stock issued for services              816,025         816        15,471           --             --         16,287
Common stock issued for debt                1,071,975       1,072        20,311           --             --         21,383
Board member debt forgiveness                      --          --        74,961           --             --         74,961
Net loss for the year ended
 November 30, 2014                                 --          --            --           --       (180,620)      (180,620)
                                          -----------    --------    ----------    ---------    -----------      ---------
Balance, November 30, 2014                 62,320,567      62,321     1,170,995           --     (1,547,326)      (314,010)

Common stock issued for loan extensions       486,000         486         9,234           --             --          9,720
Net loss for the period ended
 May 31, 2015                                      --          --            --           --        (85,753)       (85,753)
                                          -----------    --------    ----------    ---------    -----------      ---------

Balance, May 31, 2015                      62,806,567    $ 62,807    $1,180,229    $      --    $(1,633,079)     $(388,043)
                                          ===========    ========    ==========    =========    ===========      =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                      STATEMENTS OF CASH FLOWS (unaudited)

                                                             Six Months         Six Months
                                                               Ended              Ended
                                                            May 31, 2015       May 31, 2014
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $(83,753)          $(62,766)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                  --                500
     Write down of website                                          --              1,667
     Stock issued for loan extension fees                        9,720              9,054
  Changes in operating assets and liabilities:
     Accounts receivable - other                                    --              6,433
     Prepaid expenses                                            9,875              8,510
     Accounts payable                                           32,463             13,505
     Accrued expenses                                            8,008              8,189
                                                              --------           --------
NET CASH USED IN OPERATING ACTIVITIES                          (23,687)           (14,908)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                       --             12,000
  Due to related party                                          23,687              2,870
                                                              --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           23,687             14,870
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                --                (38)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      --                 80
                                                              --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     --           $     42
                                                              ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $     --           $     --
                                                              ========           ========
  Cash paid for interest                                      $     --           $     --
                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2015


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2015 and November 30, 2014, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2015


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2015, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2015


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                           May 31, 2015        November 30, 2014
                                           ------------        -----------------

Loan extension fees                           $12,253               $22,128
                                              -------               -------
Total prepaid expenses                        $12,253               $22,128
                                              =======               =======

NOTE 4 - RELATED PARTY LOANS

The Company has received advances of $31,787 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at May 31, 2015:

Date of Note         Note Amount   Interest Rate   Maturity Date             Collateral    Interest Accrued
------------         -----------   -------------   -------------             ----------    ----------------
April 17, 2013        $  7,500          8%        April 17, 2015 (default)      None           $ 1,272
June 12, 2013         $  6,250          8%        June 12, 2015                 None           $   984
June 18, 2013         $ 50,000          8%        June 18, 2015                 None           $11,803
August 22, 2013       $ 55,000          8%        August 22, 2015               None           $12,200
November 1, 2013      $ 25,000          8%        November 1, 2015              None           $ 5,156
March 10, 2014        $ 12,000          8%        March 10, 2015 (default)      None           $ 1,175
February 5, 2013      $ 15,000          8%        February 5, 2016              None           $ 2,778
February 22, 2013     $ 30,000          8%        February 22, 2016             None           $ 5,444
                      --------                                                                 -------
      Total           $200,750                                                                 $36,765
                      ========                                                                 =======

NOTE 6 - CAPITAL STOCK

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

                           FIRST AMERICAN SILVER CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2015


NOTE 6 - CAPITAL STOCK (CONTINUED)

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

On February 5, 2015, the Company issued 162,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On February 22, 2015, the Company issued 324,000 shares to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

                           FIRST AMERICAN SILVER CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2015


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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,633,000 as of May 31, 2015. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

We have not earned any revenues from inception through the period ending May 31, 2015.

                                              Three Months          Three Months
                                                 Ended                 Ended
                                              May 31, 2015          May 31, 2014
                                              ------------          ------------

Revenues                                        $    Nil              $    Nil
Operating Expenses                              $ 31,425              $ 20,919
Operating Loss                                  $ 31,425              $ 20,919
Other Income  (Expense)                         $(13,856)             $(16,349)
Net Income (Loss)                               $(45,281)             $(37,268)

We earned net loss in the amount of $45,281 for the three months ended May 31, 2015 compared to a net loss of $37,268 for the three months ended May 31, 2014 which represents an increase of $8,013. Included in other expense is interest expense. Our operating expenses incurred for the three months ended May 31, 2015 included $- for general and administrative expenses, $25,500 for consulting fees, $- in professional fees and $5,925 of transfer agent and filing fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014

We have not earned any revenues from inception through the period ending May 31, 2015.

                                               Six Months            Six Months
                                                 Ended                 Ended
                                              May 31, 2015          May 31, 2014
                                              ------------          ------------

Revenues                                        $    Nil               $    Nil
Operating Expenses                              $ 56,150               $ 33,784
Operating Loss                                  $ 56,150               $ 33,784
Other Income  (Expense)                         $(27,603)              $(28,982)
Net Income (Loss)                               $(83,753)              $(62,766)

We earned net loss in the amount of $83,753 for the six months ended May 31, 2015 compared to a net loss of $62,766 for the six months ended May 31, 2014 which represents an increase of $20,987. Included in other expense is interest expense. Our operating expenses incurred for the six months ended May 31, 2015 included $- for general and administrative expenses, $47,758 for consulting fees, $1,750 in professional fees and $6,642 of transfer agent and filing fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                                      Percentage
                                    At                 At              Increase/
                                May 31, 2015     November 30, 2014     Decrease
                                ------------     -----------------     --------

Current Assets                   $   12,253         $   22,128           (45)%
Current Liabilities              $  400,887         $  336,729            19 %
Working Capital (Deficiency)     $ (388,634)        $ (314,601)          (23)%

CASH FLOWS

                                               Six Months            Six Months
                                                 Ended                 Ended
                                              May 31, 2015          May 31, 2014
                                              ------------          ------------

Net cash from (used in) operations              $(23,687)             $(14,908)
Net cash (used in) investing activities         $  -                  $  -
Net cash provided by financing activities       $ 23,687              $ 14,870
Increase (Decrease) In Cash During The Period   $  -                  $    (38)

We had cash in the amount of $0 as of May 31, 2015 as compared to $0 as of November 30, 2014. We had working capital deficiency of $388,043 as of May 31, 2015 compared to a working capital deficiency of $314,010 as of November 30, 2014.

Our cash used in operating activities was $23,687 for the six months ended May 31, 2015 compared to $14,908 for the same period in 2014.

Our cash from investing activities was $0 for the six months ended May 31, 2015 and 2014.

Our cash provided by financing activities was $23,687 for the six months ended May 31, 2015 compared to $14,870 for the same period in 2014.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2015 and November 30, 2014, respectively, we had $[0] and $[0] of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2015, there have been no interest or penalties incurred on income taxes.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of May 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of February 28, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

                                          FIRST AMERICAN SILVER CORP.
                                                 (Registrant)


Dated: July 15, 2015                      /s/ Mark Radom
                                          --------------------------------------
                                          Mark Radom
                                          President, Chief Executive Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 15, 2015                      /s/ Mark Radom
                                          --------------------------------------
                                          Mark Radom
                                          President, Chief Executive Officer,
                                          Secretary, Treasurer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)