Form 10-Q
period 2015-08-31
First American Silver Corp.
filed 2015-10-14
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2015

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 62,050,567 as of September 30, 2015

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ................................................  3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......... 18

Item 4. Controls and Procedures ............................................. 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......... 19

Item 3. Defaults Upon Senior Securities ..................................... 19

Item 4. Mine Safety Disclosures ............................................. 19

Item 5. Other Information ................................................... 19

Item 6. Exhibits ............................................................ 20

SIGNATURES .................................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                 AUGUST 31, 2015

Condensed Balance Sheets as of August 31, 2015 and
November 30, 2014 (unaudited)                                                  5

Condensed Statements of Operations for the three and nine months ended
August 31, 2015 and 2014 (unaudited)                                           6

Condensed Statements of Cash Flows for the nine months ended
August 31, 2015 and 2014 (unaudited)                                           7

Notes to the Condensed Financial Statements (unaudited)                        8

                           FIRST AMERICAN SILVER CORP.
                      CONDENSED BALANCE SHEETS (unaudited)

                                                                              August 31,           November 30,
                                                                                2015                   2014
                                                                            ------------           ------------
                                     ASSETS

Current Asset
  Prepaid expenses                                                          $      5,409           $     22,128
                                                                            ------------           ------------
Total Current Assets                                                               5,409                 22,128
                                                                            ------------           ------------
Other Asset
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $      6,000           $     22,719
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    149,387           $     95,075
  Accrued expenses                                                                44,860                 32,804
  Due to related party                                                            33,072                  8,100
  Notes payable - current portion                                                200,750                200,750
                                                                            ------------           ------------

Total Liabilities                                                                428,069                336,729
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,808,567 shares issued and outstanding (62,320,567 - 2014)                   62,808                 62,321
  Additional paid-in capital                                                   1,180,228              1,170,995
  Accumulated deficit                                                         (1,665,105)            (1,547,326)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (422,069)              (314,010)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $      6,000           $     22,719
                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                  Three Months       Three Months       Nine Months        Nine Months
                                                     Ended              Ended              Ended              Ended
                                                   August 31,         August 31,         August 31,         August 31,
                                                      2015               2014               2015               2014
                                                  ------------       ------------       ------------       ------------
REVENUES                                          $         --       $         --       $         --       $         --
                                                  ------------       ------------       ------------       ------------
OPERATING EXPENSES
  Accounting and legal                                      --              1,500              1,750              1,500
  Consulting fees                                       22,500             53,786             70,258             81,286
  Transfer agent and filing fees                           634              1,450              7,276              5,700
  General and administrative                                --              1,519                 --              3,553
                                                  ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                23,134             58,255             79,284             92,039
                                                  ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (23,134)           (58,255)           (79,284)           (92,039)
                                                  ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSES)
  Interest expense                                     (10,892)           (12,894)           (38,495)           (40,209)
  Impairment of website                                     --                 --                 --             (1,667)
  Gain on sale of rights                                    --             74,690                 --             74,690
                                                  ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                           (10,892)            61,796            (38,495)            32,814
                                                  ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX          (34,026)             3,541           (117,779)           (59,225)

PROVISION FOR INCOME TAX                                    --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                 $    (34,026)      $      3,541       $   (117,779)      $    (59,225)
                                                  ============       ============       ============       ============

LOSS PER SHARE: BASIC AND DILUTED                 $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                                  ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  62,808,567         60,612,768         62,597,391         59,362,638
                                                  ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                Nine Months          Nine Months
                                                                  Ended                Ended
                                                                August 31,           August 31,
                                                                   2015                 2014
                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $ (117,779)          $  (59,225)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                      --                  500
     Write down of website                                              --                1,667
     Stock issued for loan extension fees and services               9,720               48,291
     Gain on sale of rights                                             --              (74,690)
  Changes in operating assets and liabilities:
     Accounts receivable - other                                        --                6,433
     Prepaid expenses                                               16,719               (6,612)
     Accounts payable                                               54,312               52,389
     Accrued expenses                                               12,056               14,806
                                                                ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                              (24,972)             (16,441)
                                                                ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                           --               12,000
  Due to related party                                              24,972                4,361
                                                                ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                               24,972               16,361
                                                                ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    --                  (80)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          --                   80
                                                                ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       --           $       --
                                                                ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $       --           $       --
                                                                ==========           ==========
  Cash paid for interest                                        $       --           $       --
                                                                ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2015 (UNAUDITED)


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2015 and November 30, 2014, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2015 (UNAUDITED)


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2015, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2015 (UNAUDITED)


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                                   August 31,      November 30,
                                                     2015             2014
                                                   --------         --------
Loan extension fees                                $  5,409         $ 22,128
                                                   --------         --------
Total prepaid expenses                             $  5,409         $ 22,128
                                                   ========         ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at August 31, 2015:

Date of Note         Note Amount   Interest Rate   Maturity Date             Collateral    Interest Accrued
------------         -----------   -------------   -------------             ----------    ----------------
April 17, 2013        $  7,500          8%        April 17, 2015 (default)      None           $ 1,424
June 12, 2013         $  6,250          8%        June 12, 2015 (default)       None           $ 1,110
June 18, 2013         $ 50,000          8%        June 18, 2015 (default)       None           $12,811
August 22, 2013       $ 55,000          8%        August 22, 2015 (default)     None           $13,308
November 1, 2013      $ 25,000          8%        November 1, 2015              None           $ 5,660
March 10, 2014        $ 12,000          8%        March 10, 2015 (default)      None           $ 1,418
February 5, 2013      $ 15,000          8%        February 5, 2016              None           $ 3,081
February 22, 2013     $ 30,000          8%        February 22, 2016             None           $ 6,048
                      --------                                                                 -------
      Total           $200,750                                                                 $44,860
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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2015 (UNAUDITED)


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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2015 (UNAUDITED)


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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,665,000 as of August 31, 2015. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were issued, and has determined that it does not

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

We have not earned any revenues from inception through the period ending August 31, 2015.

                                                Three Months        Three Months
                                                   Ended               Ended
                                                 August 31,          August 31,
                                                   2015                2014
                                                ----------          ----------
Revenues                                        $      Nil          $      Nil
Operating Expenses                              $   23,134          $   58,255
Operating Loss                                  $  (23,134)         $  (58,255)
Other Income  (Expense)                         $  (10,892)         $   61,796
Net Income (Loss)                               $  (34,026)         $    3,541

We earned net loss in the amount of $34,026 for the three months ended August 31, 2015 compared to a net income of $3,541for the three months ended August 31, 2014 which represents an increase of $37,567. Included in other expense is interest expense. Our operating expenses incurred for the three months ended August 31, 2015 included $22,500 for consulting fees and $634 of transfer agent and filing fees. . Our operating expenses incurred for the three months ended August 31, 2014 included $1,500 accounting and legal fees $53,786 for consulting fees and $1,450 of transfer agent and filing fees $1,519 in general and administrative.

Other income and expenses for the three months ended August 31, 2105 consisted of $10,892 in interest expense compared to $12,894 for the three months ended August 31, 2014. We had gain of 74,690 on the sale of rights for the three months ended August 31, 2014 compared to $0 fir the three months ended August 31, 2015.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 2015 AND 2014

We have not earned any revenues from inception through the period ending August 31, 2015.

                                             Nine Months           Nine Months
                                                Ended                 Ended
                                              August 31,            August 31,
                                                 2015                  2014
                                              ----------            ----------
Revenues                                      $      Nil            $      Nil
Operating Expenses                            $   79,284            $   92,039
Operating Loss                                $  (79,284)           $  (92,039)
Other Income  (Expense)                       $  (38,495)           $   32,814
Net Income (Loss)                             $ (117,779)           $  (59,225)

We earned incurred a loss in the amount of $117,779 for the nine months ended August 31, 2015 compared to a net loss of $59,225 for the nine months ended August 31, 2014 which represents an increase of $58,554. Included in other expense is interest expense. Our operating expenses incurred for the nine months ended August 31, 2015 included $70,258 for consulting fees, $1,750 in professional fees and $7,276 of transfer agent and filing fees. Our operating expenses incurred for the nine months ended August 31, 2014 included $81,286 for consulting fees, $1,500 in professional fees and $5,700 of transfer agent and filing fees and $3,553 in general and administrative expenses.

Other income and expenses for the nine months ended August 31, 2105 consisted of $38,495 in interest expense compared to $40,209 for the nine months ended August 31, 2014. We had gain of 74,690 on the sale of and impairment expense of $1,677 for the nine months ended August 31, 2014 compared to $0 and $0 for the nine months ended August 31, 2015.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At              At         Percentage
                                      August 31,      November 30,    Increase/
                                         2015            2014         Decrease
                                      ---------       ---------       --------
Current Assets                        $   5,409       $  22,128          (76)%
Current Liabilities                   $ 428,069       $ 336,729           27%
Working Capital (Deficiency)          $(422,660)      $(314,601)          34%

CASH FLOWS

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                  August 31,        August 31,
                                                     2015              2014
                                                  ----------        ----------

Net cash from (used in) operations                $  (24,972)       $  (16,441)
Net cash (used in) investing activities           $    -            $       -
Net cash provided by financing activities         $   24,972        $   16,361
Increase (Decrease) In Cash During The Period     $        0        $      (80)

We had cash in the amount of $[0] as of August 31, 2015 as compared to $0 as of November 30, 2015. We had working capital deficiency of $422,660 as of August 31, 2015 compared to a working capital deficiency of $314,601 as of November 30, 2014.

Our cash used in operating activities was $24,972 for the nine months ended August 31, 2015 compared to $16,441 for the same period in 2014.

Our cash from investing activities was $0 for the nine months ended August 31, 2015 and 2014.

Our cash provided by financing activities was $24,972 for the nine months ended August 31, 2015 compared to $16,361 for the same period in 2014.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2015 and November 30, 2014, respectively, we had $0 and $0 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2015, there have been no interest or penalties incurred on income taxes.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of August 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of August 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 28, 2015, we issued a promissory note to a non-US investor in exchange for a loan of $7,500 bearing interest at eight (8) percent and payable in full, including accrued, but unpaid, interest on April 16, 2016.

ITEM 6. EXHIBITS

(b) Exhibits

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

3.2 By-laws (incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3 Certificate of Amendment (incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4 Articles of Merger (incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5 Certificate of Change (incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

(10)     MATERIAL CONTRACTS

10.1 Mining Lease and Option to Purchase Agreement between our company, Pyramid Lake LLC and Anthony A. Longo dated April 15, 2011 (incorporated by reference to our Current Report filed on Form 8-K on May 17, 2011).

10.2 Assignment and License Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

10.3 Employment Agreement with Mark Radom, CEO, dated December 3, 2014 (incorporated by reference to our Current Report filed on Form 8-K on December 5, 2014.

10.4*    Foxglove promissory note dated June 28, 2015.

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

                                             FIRST AMERICAN SILVER CORP.
                                                     (Registrant)


Dated: October 14, 2015                    /s/ Mark Radom
                                           -------------------------------------
                                           Mark Radom
                                           President, Chief Executive Officer,
                                           Secretary, Treasurer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 14, 2015                    /s/ Mark Radom
                                           -------------------------------------
                                           Mark Radom
                                           President, Chief Executive Officer,
                                           Secretary, Treasurer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)