Form 10-K
period 2015-11-30
First American Silver Corp.
filed 2016-03-09
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2015

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2015 was $992,809 based on a $0.016 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 62,819,882 as of March 9, 2016

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 5

Item 1B. Unresolved Staff Comments............................................ 7

Item 2.  Properties........................................................... 7

Item 3.  Legal Proceedings.................................................... 7

Item 4.  Mine Safety Disclosures.............................................. 7

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................ 7

Item 6.  Selected Financial Data.............................................. 8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........13

Item 8.  Financial Statements and Supplementary Data..........................14

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................25

Item 9A. Controls and Procedures .............................................25

Item 9B. Other Information....................................................26

Item 10. Directors, Executive Officers and Corporate Governance...............26

Item 11. Executive Compensation...............................................29

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................31

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................32

Item 14. Principal Accounting Fees and Services...............................32

Item 15. Exhibits, Financial Statement Schedules..............................33

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

OUR CURRENT BUSINESS

In 2014, the Company abandoned its mineral property business and initiated efforts to enter a new line of business. To-date, although the Company has engaged in a number of negotiations in respect of new business lines, it has not yet consummated any transactions or started any new commercial activities.

COMPETITION

We do not have any operations.  As such, we do not yet face any competition.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not have any operations and, therefore, do not have to comply with any government regulations.

RESEARCH AND DEVELOPMENT

We have not incurred any research and development expenditures over the past three fiscal years.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2016.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $0 as of November 30, 2015 and a working capital deficit of $445,674. We have also incurred a cumulative net loss of $1,688,119 from our inception on April 29, 2008 through November 30, 2015. We estimate that our average monthly operating expenses will be approximately $5,583, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated March 7, 2016, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

BECAUSE WE ARE A SHELL COMPANY, THE HOLDERS OF OUR RESTRICTED SECURITIES WILL NOT BE ABLE TO SELL THEIR SECURITIES IN RELIANCE ON RULE 144 UNTIL WE CEASE BEING A SHELL COMPANY.

We are a shell company as that term is defined by applicable federal securities laws. Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we are considered a shell company. Applicable provisions of Rule 144 specify that during that time that we are a shell company and for a period of one year thereafter, holders of our restricted securities may not sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to raise capital. One year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a shell company, we must have more than nominal operations or more that nominal assets or assets which do not consist solely of cash or cash equivalents.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                               OTC Bulletin Board

               Quarter Ended               High         Low
               -------------               ----         ---
              November 30, 2015          $ 0.015      $ 0.004
              August 31, 2015            $ 0.0165     $ 0.0095
              May 31, 2015               $ 0.0185     $ 0.013
              February 28, 2015          $ 0.10       $ 0.0010
              November 30, 2014          $ 0.09       $ 0.02
              August 31, 2014            $ 0.02       $ 0.02
              May 31, 2014               $ 0.02       $ 0.01
              February 28, 2014          $ 0.03       $ 0.01

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 9, 2016, there were 27 registered holders of record of our common stock and 62,819,882 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2015 and November 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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
                                                              -------
                                                              $67,000
                                                              =======

Of the $67,000 that we require for the next 12 months, we had $0 in cash as of November 30, 2015, and a working capital deficit of $445,083. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2016.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2016.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2015.

Our operating results for the year ended November 30, 2015 are summarized as follows in comparison to our operating results for the same period ended November 30, 2014:

                                                        Year Ended
                                                        November 30,
                                                   2015              2014
                                                ----------        ----------
Revenue                                         $      Nil        $      Nil
Operating Expenses                              $   94,882        $  125,218
Net Loss                                        $  140,793        $ (180,620)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2015 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2014:

                                                        Year Ended
                                                        November 30,
                                                   2015              2014
                                                ----------        ----------
Accounting and legal                             $  8,250          $  13,100
Consulting fees                                    77,758             98,786
Transfer agent and filing fees                      8,809              8,322
General and administrative                             65              5,010

The decrease in accounting and legal expenses for the year ended November 30, 2015, compared to the same period in fiscal 2014, was mainly due to activity related to our legal proceedings as disclosed elsewhere in this Form 10K.

The decrease in exploration costs is a result of our reduced cash position, which has affected our ability to pursue additional exploration costs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At             At          Percentage
                                     November 30,   November 30,      Increase/
                                         2015           2014          Decrease
                                      ----------     ----------       --------
Current Assets                        $   2,068      $   22,128         (91)%
Current Liabilities                   $ 447,742      $  336,729          33 %
Working Capital (Deficiency)          $(445,674)     $ (314,601)

 CASH FLOWS

                                                    Year Ended       Year Ended
                                                   November 30,     November 30,
                                                       2015            2014
                                                    ----------      ----------
Net cash from (used in) operations                  $ (7,000)       $ (20,180)
Net cash (used in) investing activities             $     --        $      --
Net cash provided by financing activities           $  7,000        $  20,100
Increase (Decrease) In Cash During The Period       $     --        $     (80)

We had cash in the amount of $0 as of November 30, 2015 as compared to $0 as of November 30, 2014. We had working capital deficiency of $445,674 as of November 30, 2015 compared to a working capital deficiency of $314,601 as of November 30, 2014.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2015 and 2014, respectively, we had $0 and $0 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2015, there have been no interest or penalties incurred on income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First American Silver Corp.

We have audited the accompanying balance sheets of First American Silver Corp. as of November 30, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. First American Silver Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2015 and 2014, the results of their operations, and their cash flows, for the years ended November 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (8) to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (8). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ KLJ & Associates, LLP
-------------------------------------
KLJ & Associates, LLP
Edina, MN
March 7, 2016

                           FIRST AMERICAN SILVER CORP.
                                 BALANCE SHEETS
                           NOVEMBER 30, 2015 AND 2014

                                                                                2015                   2014
                                                                            ------------           ------------
                                     ASSETS

Current Assets
  Prepaid expenses                                                          $      2,068           $     22,128
                                                                            ------------           ------------
Total Current Assets                                                               2,068                 22,128
                                                                            ------------           ------------
Other Assets
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $      2,659           $     22,719
                                                                            ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    156,540           $     95,075
  Accrued expenses                                                                48,935                 32,804
  Due to related parties                                                          26,417                     --
  Loans payable                                                                    8,100                  8,100
  Notes payable - current portion                                                207,750                200,750
                                                                            ------------           ------------
Total Current Liabilities                                                        447,742                336,729
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,320,567 shares issued and outstanding (62,320,567 - 2014)                   62,321                 62,321
  Additional paid-in capital                                                   1,170,995              1,170,995
  Common stock payable                                                             9,720                     --
  Accumulated deficit                                                         (1,688,119)            (1,547,326)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (445,083)              (314,010)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $      2,659           $     22,719
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

                                                                           Year Ended             Year Ended
                                                                          November 30,           November 30,
                                                                              2015                   2014
                                                                          ------------           ------------
REVENUES                                                                  $         --           $         --
                                                                          ------------           ------------
OPERATING EXPENSES
  Accounting and legal                                                           8,250                 13,100
  Consulting fees                                                               77,758                 98,786
  Transfer agent and filing fees                                                 8,809                  8,322
  General and administrative                                                        65                  5,010
                                                                          ------------           ------------
TOTAL OPERATING EXPENSES                                                        94,882                125,218
                                                                          ------------           ------------

LOSS FROM OPERATIONS                                                           (94,882)              (125,218)
                                                                          ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                                             (45,911)               (55,402)
                                                                          ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                                   (45,911)               (55,402)
                                                                          ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAX                                          (140,793)              (180,620)

PROVISION FOR INCOME TAX                                                            --                     --
                                                                          ------------           ------------

NET LOSS                                                                  $   (140,793)          $   (180,620)
                                                                          ============           ============

LOSS PER SHARE: BASIC AND DILUTED                                         $      (0.00)          $      (0.00)
                                                                          ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED            62,320,567             60,185,820
                                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF NOVEMBER 30, 2015

                                                                                                                   Total
                                          Common Stock        Additional    Common    Common                    Stockholders'
                                      -------------------      Paid in      Stock      Stock     Accumulated       Equity
                                      Shares       Amount      Capital     Payable    Warrants     Deficit        (Deficit)
                                      ------       ------      -------     -------    --------     -------        ---------
Balance, November 30, 2012          55,700,000    $55,700    $  797,270    $   --    $ 131,635    $(1,171,570)    $(186,965)
Common stock issued for mineral
 property payment                    1,000,000      1,000        39,000        --           --             --        40,000
Common stock issued to pay
 accounts payable                      877,067        877        25,454        --           --             --        26,331
Common stock issued for services        25,000         25           725        --           --             --           750
Common stock issued for loan
 extensions                            846,000        846        27,234        --           --             --        28,080
Expiration of warrants                      --         --       131,635        --     (131,635)            --            --
Board member debt forgiveness               --         --         1,984        --           --             --         1,984
Net loss for the year ended
 November 30, 2013                          --         --            --        --           --       (195,136)     (195,136)
                                   -----------    -------    ----------    ------    ---------    -----------     ---------
Balance, November 30, 2013          58,448,067     58,448     1,023,302        --           --     (1,366,706)     (284,956)
Common stock issued for loan
 extensions                          1,984,500      1,985        36,950        --           --             --        38,935
Common stock issued for services       816,025        816        15,471        --           --             --        16,287
Common stock issued for debt         1,071,975      1,072        20,311        --       21,383
Board member debt forgiveness               --         --        74,961        --           --             --        74,961
Net loss for the year ended
 November 30, 2014                          --         --            --        --           --       (180,620)     (180,620)
                                   -----------    -------    ----------    ------    ---------    -----------     ---------
Balance, November 30, 2014          62,320,567     62,321     1,170,995        --           --     (1,547,326)     (314,010)
Common stock payable for loan
 extensions                                 --         --            --     9,720           --             --         9,720
Net loss for the year ended
 November 30, 2015                          --         --            --        --     (140,793)      (140,793)
                                   -----------    -------    ----------    ------    ---------    -----------     ---------

Balance, November 30, 2015          62,806,567    $62,321    $1,170,995    $9,720    $      --    $(1,688,119)    $(445,083)
                                   ===========    =======    ==========    ======    =========    ===========     =========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

                                                          Year Ended         Year Ended
                                                         November 30,       November 30,
                                                             2015               2014
                                                          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $ (140,793)        $ (180,620)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                                --                500
     Stock issued for services                                    --             16,287
     Stock payable for loan extension fees                     9,720             38,935
     Impairment loss on website                                   --              1,667
  Changes in operating assets and liabilities:
     Accounts receivable - other                                  --              6,433
     Prepaid expenses                                         20,060             (2,614)
     Accounts payable                                         61,465             80,421
     Accrued expenses                                         16,131             18,811
     Due to related parties                                   26,417                 --
                                                          ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                         (7,000)           (20,180)
                                                          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds from related party debt                           --                 --
  Loan proceeds - other                                        7,000              8,100
  Proceeds from notes payable                                     --             12,000
                                                          ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      7,000             20,100
                                                          ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              --                (80)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    --                 80
                                                          ----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $       --         $       --
                                                          ==========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                              $       --         $       --
                                                          ==========         ==========
  Cash paid for interest                                  $   16,131         $    5,394
                                                          ==========         ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015


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

RISKS AND UNCERTAINTIES
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 8 regarding going concern matters.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2015 and 2014, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015


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

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015


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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2015 and 2014:

                                              2015              2014
                                            --------          --------
Loan extension fees                         $  2,068          $ 22,128
Other                                             --                --
                                            --------          --------
Total prepaid expenses                      $  2,068          $ 22,128
                                            ========          ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at November 30, 2015:

                          Note       Interest                                                  Interest
Date of Note             Amount        Rate           Maturity Date            Collateral      Accrued
------------             ------        ----           -------------            ----------      -------
February 5, 2013        $ 15,000        8%      February 5, 2015 (default)        None         $ 3,380
February 22, 2013       $ 30,000        8%      February 22, 2015 (default)       None         $ 6,648
April 17, 2013          $  7,500        8%      April 17, 2015 (default)          None         $ 1,573
June 12, 2013           $  6,250        8%      June 12, 2015 (default)           None         $ 1,234
June 18, 2013           $ 50,000        8%      June 18, 2015 (default)           None         $13,808
August 22, 2013         $ 55,000        8%      August 22, 2015 (default)         None         $14,405
November 1, 2013        $ 25,000        8%      November 1, 2015 (default)        None         $ 6,159
March 10, 2014          $ 12,000        8%      March 10, 2015 (default)          None         $ 1,657
                        --------                                                               -------
October 15, 2015        $  7,000        8%      June 15, 2016                     None         $    71
                        --------                                                               -------
      Total             $200,750                                                               $48,935
                        ========                                                               =======

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2014, the Company issued 1,888,000 shares to its former president to retire $21,383 of accounts payable owing.

On August 19, 2013, the former president loaned the Company $25,000. The note bears interest at 8% and matures on August 19, 2014. The note is not secured and all principal and interest are due to be repaid on the maturity date. During the year-ended November 30, 2014, this note and accrued interest were forgiven.

The Company paid consulting fees totaling $29,757 and $43,786 to related parties for the years ended November 30, 2015 and 2014, respectively.

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

On February 3, 2015, 162,000 common shares were issuable to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

On February 22, 2015, 324,000 common shares were issuable to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year).

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015


NOTE 7 - INCOME TAXES

For the years ended November 30, 2015 and 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,688,000 at November 30, 2015, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2015 and 2014:

                                                    2015                2014
                                                 ----------          ----------
Federal income tax benefit attributable to:
  Current operations                             $   47,845          $   61,410
  Less: valuation allowance                         (47,845)            (61,410)
                                                 ----------          ----------
Net provision for Federal income taxes           $       --          $       --
                                                 ==========          ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2015 and 2014:

                                                    2015                2014
                                                 ----------          ----------
Deferred tax asset attributable to:
  Net operating loss carryover                   $  573,935          $  526,090
  Less: valuation allowance                        (573,935)           (526,090)
                                                 ----------          ----------
Net deferred tax asset                           $       --          $       --
                                                 ==========          ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                           FIRST AMERICAN SILVER CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2015

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,688,000 as of November 30, 2015. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 9 - SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

                                              Year ended           Year ended
                                              November 30,         November 30,
                                                 2015                 2014
                                               --------             --------
Common stock issued to pay debt                $  9,720             $ 21,383
                                               ========             ========
Board member forgiveness of debt               $     --             $ 74,691
                                               ========             ========

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 15, 2015, the Company issued a convertible promissory note to a non-US investor in an aggregate principal amount of $7,000 for an aggregate purchase price of $7,000 (the "Note"). The Note matures on June 15, 2016 and accrues interest at a rate of 8% per annum. In an event of default, the Company will be obligated to pay certain penalty amounts to the Note holder. The Note may generally be converted into shares of our common stock at a conversion price of 42% discount to the average of our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible. In the event of an event of default the notes may become immediately due and payable at a premium to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

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

                       Position Held                          Date First Elected
  Name               with the Company             Age           or Appointed
  ----               ----------------             ---           ------------
Mark Radom       President, Chief Executive       47          December 8, 2014
                 Officer, Secretary,
                 Treasurer and Director

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

MARK RADOM - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND
DIRECTOR

From August 6, 2014 to-date, Mr. Radom has served as chief executive officer and director of Graphite Corp. From February 2010 to-date, Mr. Radom has served as the chief carbon officer and general counsel of Blue Sphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over U.S. $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer; and
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2015 and 2014 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation     All Other
 Position          Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------  ---------  ---------  ---------------  -----------   ---------------  ---------
Thomas Menning(1)  2014      Nil        Nil       Nil        Nil          Nil             Nil          27,500          27,500
President, Chief
Executive Officer,
Chief Financial
Officer, Secretary,
Treasurer and
Director

Mark Radom(2)      2015     29,758(3)   Nil       Nil        Nil          Nil             Nil             Nil            Nil
President, Chief   2014      2,339      Nil       Nil        Nil          Nil             Nil             Nil            Nil
Executive Officer,
Secretary,
Treasurer and
Director

----------
(1) Mr. Menning was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director on March 2, 2011 and resigned in November 2014.
(2) Mr. Radom was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on December 3, 2014, which is after the end of fiscal 2014.
(3) Mr. Radom is entitled to receive a monthly salary of $2,500, which will be paid only if and after the Company raises sufficient funds therefor.

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2015 there were no options granted to our named officers or directors, although effective as of December 3, 2014, our chief executive officer, Mr. Radom, is entitled to receive 600,000 shares of our common stock annually as compensation for his service.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2015.

OPTION EXERCISES

During our Fiscal year ended November 30, 2015 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2015, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2013.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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
546 Lantern Ct.
Incline Village, NV 89451

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2015. As of March 14, 2015, there were 62,050,567 shares of our company's common stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2015 and for the fiscal year ended November 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                     Year Ended
                                     November 30, 2015        November 30, 2014
                                     -----------------        -----------------

Audit Fees                                $ 8,300                  $ 8,000
Audit Related Fees                            Nil                    4,050
Tax Fees                                      Nil                      Nil
All Other Fees                                Nil                      Nil
                                          -------                  -------
Total                                     $ 8,300                 $ 12,050
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

Exhibit
Number                              Description
------                              -----------

10.5 Assignment and License Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

10.6 Employment Agreement with Mark Radom, CEO, dated December 3, 2014 (incorporated by reference to our Current Report filed on Form 8-K on December 5, 2014.

10.7 Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our quarterly report filed on Form 10-Q on October 14, 2015)

10.8 $7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA*

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

                                               FIRST AMERICAN SILVER CORP.
                                                      (Registrant)


Dated: March 8, 2016                    /s/ Mark Radom
                                        ----------------------------------------
                                        Mark Radom
                                        President, Chief Executive Officer,
                                        Secretary, Treasurer and Director
                                        (Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 8, 2016                    /s/ Mark Radom
                                        ----------------------------------------
                                        Mark Radom
                                        President, Chief Executive Officer,
                                        Secretary, Treasurer and Director
                                        (Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)