Form 10-Q
period 2016-02-29
First American Silver Corp.
filed 2016-04-14
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 29, 2016

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

1031 Railroad St., Ste 102B, Elko, NV 89801 USA                     99623
    (Address of principal executive offices)                      (Zip Code)

                                  775-287-1664
              (Registrant's telephone number, including area code)

                1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Isreal
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [X] NO

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] YES [ ] NO

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
62,320,567 common shares issued and outstanding as of April 7, 2016

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ................................................  3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......... 17

Item 4. Controls and Procedures ............................................. 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 18

Item 1A. Risk Factors ....................................................... 18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......... 18

Item 3. Defaults Upon Senior Securities ..................................... 18

Item 4. Mine Safety Disclosures ............................................. 18

Item 5. Other Information ................................................... 18

Item 6. Exhibits ............................................................ 19

SIGNATURES .................................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended February 29, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                FEBRUARY 29, 2016

Condensed Balance Sheets as of February 29, 2016 and
November 30, 2015 (unaudited)                                                5

Condensed Statements of Operations for the three months ended
February 29, 2016 and 2015 (unaudited)                                       6

Condensed Statement of Stockholders' Equity (Deficit) as of
February 29, 2016 (unaudited)                                                7

Condensed Statements of Cash Flows for the three months ended
February 29, 2016 and 2015 (unaudited)                                       8

Notes to the Condensed  Financial Statements                                 9

                           FIRST AMERICAN SILVER CORP.
                      CONDENSED BALANCE SHEETS (unaudited)

                                                                         February 29,           November 30,
                                                                             2016                   2015
                                                                         ------------           ------------
                                     ASSETS

Current Asset
  Prepaid expenses                                                       $         --           $      2,068
                                                                         ------------           ------------
Total Current Assets                                                               --                  2,068
                                                                         ------------           ------------
Other Asset
  Reclamation bond                                                                591                    591
                                                                         ------------           ------------
Total Other Assets                                                                591                    591
                                                                         ------------           ------------

Total Assets                                                             $        591           $      2,659
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                       $    164,314           $    156,540
  Accrued expenses                                                             53,101                 48,935
  Due to related party                                                         26,717                 26,417
  Loan payable                                                                  8,100                  8,100
  Notes payable - current portion                                             211,750                207,750
                                                                         ------------           ------------

Total Liabilities                                                             463,982                447,742
                                                                         ------------           ------------

Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
    no shares issued and outstanding                                               --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
    62,819,882 shares issued and outstanding (2015 - 62,050,567)               62,820                 62,051
  Additional paid-in capital                                                1,178,873              1,165,865
  Common stock payable                                                         15,120                 15,120
  Accumulated deficit                                                      (1,720,204)            (1,688,119)
                                                                         ------------           ------------
Total Stockholders' Equity (Deficit)                                         (463,391)              (445,083)
                                                                         ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                     $        591           $      2,659
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                        February 29,           February 28,
                                                            2016                   2015
                                                        ------------           ------------
REVENUES                                                $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Accounting and legal                                         4,000                  1,750
  Consulting fees                                             21,277                 22,258
  Transfer agent and filing fees                                 574                    717
                                                        ------------           ------------
TOTAL OPERATING EXPENSES                                      25,851                 24,725
                                                        ------------           ------------

LOSS FROM OPERATIONS                                         (25,851)               (24,725)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Interest expense                                            (6,234)               (13,747)
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                  (6,234)               (13,747)
                                                        ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                (32,085)               (38,472)

PROVISION FOR INCOME TAX                                          --                     --
                                                        ------------           ------------

NET INCOME (LOSS)                                       $    (32,085)          $    (38,472)
                                                        ============           ============

LOSS PER SHARE: BASIC AND DILUTED                       $      (0.00)          $      (0.00)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        62,295,733             62,050,567
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                             Total
                                         Common Stock         Additional      Common                      Stockholders'
                                     -------------------       Paid in        Stock       Accumulated        Equity
                                     Shares       Amount       Capital       Payable        Deficit         (Deficit)
                                     ------       ------       -------       -------        -------         ---------
Balance, November 30, 2014         62,050,567    $ 62,051    $ 1,165,865    $  5,400     $(1,547,326)      $ (314,010)

Common stock issuable for loan
 extensions                                --          --             --       9,720              --            9,720
Net loss for the year ended
 November 30, 2015                         --          --             --          --        (140,793)        (140,793)
                                  -----------    --------    -----------    --------     -----------       ----------

Balance, November 30, 2015         62,050,567      62,051      1,165,865      15,120      (1,688,119)        (445,083)

Common stock issued for services      769,315         769         13,008          --              --           13,777
Net loss for the quarter ended
 February 29, 2016                         --          --             --          --         (32,085)         (32,085)
                                  -----------    --------    -----------    --------     -----------       ----------

Balance, February 29, 2016         62,819,882    $ 62,820    $ 1,178,873    $ 15,120     $(1,720,204)      $ (463,391)
                                  ===========    ========    ===========    ========     ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                              Three Months       Three Months
                                                                 Ended              Ended
                                                              February 29,       February 28,
                                                                  2016               2015
                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $(32,085)          $(38,472)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Stock issued for loan extension fees and services            13,777              9,720
  Changes in operating assets and liabilities:
     Accounts receivable - other                                      --                 --
     Prepaid expenses                                              2,068                 67
     Accounts payable                                              7,774             24,724
     Accrued expenses                                              4,166              3,961
                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                             (4,300)                --
                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                      4,000                 --
  Due to related party                                               300                 --
                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                              4,300                 --
                                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  --                 --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --                 --
                                                                --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     --           $     --
                                                                ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $     --           $     --
                                                                ========           ========
  Cash paid for interest                                        $     --           $     --
                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2016 (Unaudited)


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2016 (Unaudited)


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2016, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2016 (Unaudited)


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                                 February 29,      November 30,
                                                     2016             2015
                                                   --------         --------
Loan extension fees                                $     --         $  2,068
                                                   --------         --------
Total prepaid expenses                             $     --         $  2,068
                                                   ========         ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at February 29, 2016:

Date of Note         Note Amount   Interest Rate   Maturity Date             Collateral    Interest Accrued
------------         -----------   -------------   -------------             ----------    ----------------
February 5, 2013      $ 15,000          8%        February 5, 2015 (default)    None            $ 3,679
February 22, 2013     $ 30,000          8%        February 22, 2015 (default)   None            $ 7,246
April 17, 2013        $  7,500          8%        April 17, 2015 (default)      None            $ 1,723
June 12, 2013         $  6,250          8%        June 12, 2015 (default)       None            $ 1,359
June 18, 2013         $ 50,000          8%        June 18, 2015 (default)       None            $14,805
August 22, 2013       $ 55,000          8%        August 22, 2015 (default)     None            $15,502
November 1, 2013      $ 25,000          8%        November 1, 2015 (default)    None            $ 6,658
March 10, 2014        $ 12,000          8%        March 10, 2015 (default)      None            $ 1,896
October 15, 2015      $  7,000          8%        June 15, 2016                 None            $   210
February 3, 2016      $  4,000                                                                  $    23
                      --------                                                                  -------
        Total         $211,750                                                                  $53,101
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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (continued)

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

On November 1, 2014, 270,000 shares became issuable to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year). The shares issuable are included in common stock payable.

On February 3, 2015, 108,000 shares became issuable to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year). The shares issuable are included in common stock payable.

On February 22, 2015, 324,000 shares became issuable to extend a certain loan for one year. The value of these shares has been included in prepaid expenses and will amortize to interest expense over the term of the extension period (1 year). The shares issuable are included in common stock payable.

On February 16, 2016, the Company issued 769,315 shares to its president valued at $13,777 based on the stock closing price on the date of the grant.

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,720,000 as of February 29, 2016. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2015 to the date these financial statements were issued, and has determined that it does not

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

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

GENERAL OVERVIEW

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

OUR CURRENT BUSINESS

In 2014, we abandoned our mineral property business and initiated efforts to enter a new line of business. To-date, although our company has engaged in a number of negotiations in respect of new business lines, we have not yet consummated any transactions or started any new commercial activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2015

We had a net loss of $32,085 for the three month period ended February 29, 2016, which was $6,387 less than the net loss of $38,472 for the three month period ended February 28, 2015. The change in our results over the two periods is a result of a decrease in interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended February 29, 2016 and February 28, 2015:

                                                                Change Between
                                                                  Three Month
                                 Three Months    Three Months    Periods Ended
                                    Ended           Ended      February 29, 2016
                                 February 29,    February 28    and February 29,
                                    2016            2015             2015
                                  --------        --------         --------
Accounting and legal              $  4,000        $  1,750         $  2,250
Consulting fees                     21,277          22,258             (981)
Transfer agent and filing fees         574             717             (143)
Interest/Other (income) expense      6,234          13,747           (7,513)
                                  --------        --------         --------
Net loss                          $(32,085)       $(38,472)        $  6,387
                                  ========        ========         ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of February 29, 2016 reflects current assets of $591. We had cash in the amount of $Nil and a working capital deficiency in the amount of $463,982 as of February 29, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                 At                    At
                                             February 29,          November 30,
                                                 2016                 2015
                                              ----------           ----------
Current assets                                $       --           $    2,068
Current liabilities                              463,982              447,742
                                              ----------           ----------
Working capital                               $ (463,982)          $ (445,674)
                                              ==========           ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Three Months Ended
                                                     February 29    February 28,
                                                        2016           2015
                                                      --------       --------
Net cash (used in) operating activities               $ (4,300)      $    Nil
Net cash (used in) investing activities                  4,300            Nil
Net cash provided by (used in) financing activities        Nil            Nil
                                                      --------       --------
Net (decrease) in cash during period                  $    Nil       $    Nil
                                                      ========       ========

OPERATING ACTIVITIES

Net cash used in operating activities during the three months ended February 29, 2016 was $4,300, an increase of $4,300 from the $Nil net cash outflow during the three months ended February 28, 2015.

INVESTING ACTIVITIES

The Company did not have investing activities during the periods ended February 29, 2016 and February 2015.

FINANCING ACTIVITIES

Cash used in financing activities during the three months ended February 29, 2016 was $4,300 as compared to $Nil in cash provided by financing activities during the three months ended February 28, 2015.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

              General and administrative expenses          $14,000
              Professional fees                             10,000
                                                           -------
              TOTAL                                        $24,000
                                                           =======


To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of zero as of February 29, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

FUTURE FINANCINGS

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2016, there have been no interest or penalties incurred on income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective March 17, 2016, Mark Radom resigned as president, chief executive officer, secretary, treasurer and as a director of our company. Mr. Radom's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Mr. Radom, Brian Goss was appointed as our president, chief executive officer secretary, treasurer and as the sole director of our board of directors. There is no understanding or arrangement between Mr. Goss and any other person pursuant to which Mr. Goss was selected as a director. Mr. Goss does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

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

10.6 2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8 Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.9 $7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

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

101*     INTERACTIVE DATA FILE
101.INS  XBRL Taxonomy Extension Schema Document
101.SCH  XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL  XBRL Taxonomy Extension Definition Linkbase Document
101.DEF  XBRL Taxonomy Extension Label Linkbase Document
101.LAB  XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE  XBRL Instance Document

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST AMERICAN SILVER CORP.
                                                    (Registrant)


Dated: April 14, 2016                      /s/ Brian Goss
                                           -------------------------------------
                                           Brian Goss
                                           President, Chief Executive Officer,
                                           Treasurer, Secretary and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)