Form 10-Q
period 2016-05-31
First American Silver Corp.
filed 2016-07-19
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2016

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54327

                           FIRST AMERICAN SILVER CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0579157
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

1031 Railroad St., Ste 102B, Elko, NV                              89801
    (Address of principal executive offices)                     (Zip Code)

                                  775-753-6605
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
62,892,211 common shares issued and outstanding as of July 12, 2016

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

Item 4. Mine Safety Disclosures ............................................. 18

Item 5. Other Information ................................................... 18

Item 6. Exhibits ............................................................ 19

SIGNATURES .................................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended May 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                  MAY 31, 2016

Condensed Balance Sheets as of May 31, 2016 and November 30, 2015
 (unaudited)                                                                   5

Condensed Statements of Operations for the three and six months
 ended May 31, 2016 and 2015 (unaudited)                                       6

Condensed Statement of Stockholders' Equity (Deficit) as of May 31, 2016
 (unaudited)                                                                   7

Condensed Statements of Cash Flows for the six months ended
May 31, 2016 and 2015 (unaudited)                                              8

Notes to the Condensed Financial Statements                                    9

                           FIRST AMERICAN SILVER CORP.
                      CONDENSED BALANCE SHEETS (unaudited)

                                                                            May 31, 2016        November 30, 2015
                                                                            ------------        -----------------
                                     ASSETS

Current Asset
  Cash                                                                      $      8,047           $         --
  Prepaid expenses                                                                    --                  2,068
                                                                            ------------           ------------
Total Current Assets                                                               8,047                  2,068
                                                                            ------------           ------------

Other Asset
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $      8,638           $      2,659
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    151,592           $    156,540
  Accrued expenses                                                                57,673                 48,935
  Due to related party                                                            26,717                 26,417
  Loan payable                                                                     8,100                  8,100
  Notes payable - current portion                                                236,750                207,750
                                                                            ------------           ------------

Total Liabilities                                                                480,831                447,742
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   63,089,882 shares issued and outstanding (2015 - 62,320,567)                   63,090                 62,321
  Additional paid-in capital                                                   1,184,003              1,170,995
  Common stock payable                                                             9,720                  9,720
  Accumulated deficit                                                         (1,729,006)            (1,688,119)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (472,193)              (445,083)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $      8,638           $      2,659
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months       Three Months       Six Months         Six Months
                                                     Ended              Ended             Ended              Ended
                                                  May 31, 2016       May 31, 2015      May 31, 2016       May 31, 2016
                                                  ------------       ------------      ------------       ------------
REVENUES                                          $         --       $         --      $         --       $         --
                                                  ------------       ------------      ------------       ------------
OPERATING EXPENSES
  Accounting and legal                                   6,784                 --            10,784              1,750
  Consulting fees                                           --             25,500            21,277             47,758
  Transfer agent and filing fees                         4,140              5,925             4,714              6,642
  General and administrative                               156                 --               156                 --
                                                  ------------       ------------      ------------       ------------
TOTAL OPERATING EXPENSES                                11,080             31,425            36,931             56,150
                                                  ------------       ------------      ------------       ------------

LOSS FROM OPERATIONS                                   (11,080)           (31,425)          (36,931)           (56,150)
                                                  ------------       ------------      ------------       ------------
OTHER INCOME (EXPENSES)
  Other income                                           6,850                 --             6,850                 --
  Interest expense                                      (4,572)           (13,856)          (10,806)           (27,603)
                                                  ------------       ------------      ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                             2,278            (13,856)           (3,956)           (27,603)
                                                  ------------       ------------      ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX           (8,802)           (45,281)          (40,887)           (83,753)

PROVISION FOR INCOME TAX                                    --                 --                --                 --
                                                  ------------       ------------      ------------       ------------

NET INCOME (LOSS)                                 $     (8,802)      $    (45,281)     $    (40,887)      $    (83,753)
                                                  ============       ============      ============       ============

LOSS PER SHARE: BASIC AND DILUTED                 $      (0.00)      $      (0.00)     $      (0.00)      $      (0.00)
                                                  ============       ============      ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  62,819,882         62,806,567        62,491,977         62,597,391
                                                  ============       ============      ============       ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                              Total
                                         Common Stock         Additional      Common                      Stockholders'
                                     -------------------       Paid in        Stock       Accumulated        Equity
                                     Shares       Amount       Capital       Payable        Deficit         (Deficit)
                                     ------       ------       -------       -------        -------         ---------
Balance, November 30, 2014         62,320,567    $ 62,321     $1,170,995    $     --     $(1,547,326)      $ (314,010)

Common stock issuable for loan
 extensions                                --          --             --       9,720              --            9,720

Net loss for the year ended
 November 30, 2015                         --          --             --          --        (140,793)        (140,793)
                                  -----------    --------    -----------    --------     -----------       ----------

Balance, November 30, 2015         62,320,567      62,321      1,170,995       9,720      (1,688,119)        (445,083)

Common stock issued for services      769,315         769         13,008          --              --           13,777

Net loss for the quarter ended
 February 29, 2016                         --          --             --          --         (40,887)         (40,887)
                                  -----------    --------    -----------    --------     -----------       ----------

Balance, May 31, 2016              63,089,882    $ 63,090    $ 1,184,003    $  9,720     $(1,729,006)      $ (472,193)
                                  ===========    ========    ===========    ========     ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                               Six Months         Six Months
                                                                 Ended              Ended
                                                              May 31, 2016       May 31, 2015
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $(40,887)          $(85,753)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Stock issued for loan extension fees and services            13,777              9,720
  Changes in operating assets and liabilities:
     Prepaid expenses                                              2,068              9,875
     Accounts payable                                             (4,949)            32,463
     Accrued expenses                                              8,738              8,008
                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                            (21,253)           (23,687)
                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party                                        300             23,687
  Proceeds from notes payable                                     29,000                 --
                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                             29,300             23,687
                                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               8,047                 --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --                 --
                                                                --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  8,047           $     --
                                                                ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $     --           $     --
                                                                ========           ========
  Cash paid for interest                                        $     --           $     --
                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2016 (Unaudited)


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2016 (Unaudited)


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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2016, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2016 (Unaudited)


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                            May 31, 2016       November 30, 2015
                                            ------------       -----------------

Loan extension fees                           $     --             $  2,068
                                              --------             --------
Total prepaid expenses                        $     --             $  2,068
                                              ========             ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at May 31, 2016:

Date of Note         Note Amount   Interest Rate   Maturity Date             Collateral    Interest Accrued
------------         -----------   -------------   -------------             ----------    ----------------
February 5, 2013      $ 15,000          8%        February 5, 2015 (default)    None            $ 3,981
February 22, 2013     $ 30,000          8%        February 22, 2015 (default)   None            $ 7,851
April 17, 2013        $  7,500          8%        April 17, 2015 (default)      None            $ 1,874
June 12, 2013         $  6,250          8%        June 12, 2015 (default)       None            $ 1,485
June 18, 2013         $ 50,000          8%        June 18, 2015 (default)       None            $15,814
August 22, 2013       $ 55,000          8%        August 22, 2015 (default)     None            $16,612
November 1, 2013      $ 25,000          8%        November 1, 2015 (default)    None            $ 7,162
March 10, 2014        $ 12,000          8%        March 10, 2015 (default)      None            $ 2,138
October 15, 2015      $  7,000          8%        June 15, 2016                 None            $   351
February 3, 2016      $  4,000          8%        February 3, 2017              None            $   103
April 6, 2016         $ 25,000          8%        April 16, 2017                None            $   302
                      --------                                                                  -------
        Total         $236,750                                                                  $57,673
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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,729,000 as of May 31, 2016. Management continues to seek funding from its shareholders and other qualified investors.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2016 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2015

We had a net loss of $8,802 for the three month period ended May 31, 2016, which was $36,479 less than the net loss of $45,281 for the three month period ended May 31, 2015. The change in our results over the two periods is a result of a decrease in consulting fees and interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended May 31, 2016 and May 31, 2015:

                                                                 Change Between
                                                                   Three Month
                                 Three Months    Three Months     Periods Ended
                                    Ended           Ended       May 31, 2016 and
                                 May 31, 2016    May 31, 2015     May 31, 2015
                                 ------------    ------------     ------------
Accounting and legal               $  6,784        $    Nil         $  6,784
Consulting fees                         Nil          25,500          (25,500)
Transfer agent and filing fees        4,140           5,925           (1,785)
General and administrative              156             Nil              156
Interest/Other (income) expense      (2,278)         13,856          (16,134)
                                   --------        --------         --------
Net loss                           $ (8,802)       $(45,281)        $(36,479)
                                   ========        ========         ========

SIX MONTHS ENDED MAY 31, 2016 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2015

We had a net loss of $40,887 for the six month period ended May 31, 2016, which was $42,866 less than the net loss of $83,753 for the six month period ended May 31, 2015. The change in our results over the two periods is a result of a decrease in consulting fees and interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended May 31, 2016 and May 31, 2015:

                                                                 Change Between
                                                                    Six Month
                                  Six Months      Six Months     Periods Ended
                                    Ended           Ended       May 31, 2016 and
                                 May 31, 2016    May 31, 2015     May 31, 2015
                                 ------------    ------------     ------------

Accounting and legal               $ 10,784        $  1,750         $  9,034
Consulting fees                      21,277          47,758          (26,481)
Transfer agent and filing fees        4,714           6,642           (1,928)
General and administrative              156             Nil              156
Interest/Other (income) expense       3,956          27,603          (23,647)
                                   --------        --------         --------
Net loss                           $(40,877)       $(83,753)        $(42,866)
                                   ========        ========         ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of May 31, 2016 reflects current assets of $8,047. We had cash in the amount of $8,047 and a working capital deficiency in the amount of $472,784 as of May 31, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                  At                  At
                                              May 31, 2016     November 30, 2015
                                              ------------     -----------------
Current assets                                 $    8,047         $    2,068
Current liabilities                               480,831            447,742
                                               ----------         ----------
Working capital                                $ (472,784)        $ (445,674)
                                               ==========         ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                          Six Months Ended
                                                     May 31, 2016   May 31, 2015
                                                     ------------   ------------
Net cash (used in) operating activities                $(21,253)      $(23,687)
Net cash (used in) investing activities                     Nil            Nil
Net cash provided by (used in) financing activities      29,300         23,687
                                                       --------       --------
Net (decrease) in cash during period                   $  8,047       $    Nil
                                                       ========       ========

OPERATING ACTIVITIES

Net cash used in operating activities during the six months ended May 31, 2016 was $21,253, a decrease of $2,434 from the $23,687 net cash outflow during the six months ended May 31, 2015.

FINANCING ACTIVITIES

Cash used in financing activities during the six months ended May 31, 2016 was $29,300 as compared to $23,687 in cash provided by financing activities during the six months ended May 31, 2015.

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
                                                          =======

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $8,047 as of May 31, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our company's bank deposits may exceed the insured amount. Management believes that it has little risk related to the excess deposits.

CONCENTRATIONS OF CREDIT RISK

Our company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors our banking relationships and consequently has not experienced any losses in such accounts. Our company believes we are not exposed to any significant credit risk on cash and cash equivalents.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2016, there have been no interest or penalties incurred on income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Our company is in the exploration stage and has yet to realize revenues from operations. Once our company has commenced operations, we will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by our customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

OFFICE LEASE

Our principal office is located at 1031 Railroad St., Ste 102B, Elko, NV USA and is provided to us at no cost.

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

                                             FIRST AMERICAN SILVER CORP.
                                                    (Registrant)


Dated: July 19, 2016                       /s/ Brian Goss
                                           -------------------------------------
                                           Brian Goss
                                           President, Chief Executive Officer,
                                           Treasurer, Secretary and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)