Form 10-Q
period 2016-08-31
First American Silver Corp.
filed 2016-10-21
CIK 1456802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2016

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
62,320,567 common shares issued and outstanding as of October 17, 2016

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

Item 5. Other Information ................................................... 19

Item 6. Exhibits ............................................................ 19

SIGNATURES .................................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended August 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                           FIRST AMERICAN SILVER CORP.

                                TABLE OF CONTENTS

                                 AUGUST 31, 2016

Condensed Balance Sheets as of August 31, 2016 and
November 30, 2015 (unaudited)                                                5

Condensed Statements of Operations for the three and nine months
ended August 31, 2016 and 2015 (unaudited)                                   6

Condensed Statements of Cash Flows for the nine months ended
August 31, 2016 and 2015 (unaudited)                                         7

Notes to the Condensed Financial Statements (unaudited)                      8

                           FIRST AMERICAN SILVER CORP.
                      CONDENSED BALANCE SHEETS (unaudited)

                                                                             August 31,            November 30,
                                                                                2016                   2015
                                                                            ------------           ------------
                                     ASSETS

Current Asset
  Cash                                                                      $      1,981           $         --
  Prepaid expenses                                                                    --                  2,068
                                                                            ------------           ------------
Total Current Assets                                                               1,981                  2,068
                                                                            ------------           ------------
Other Asset
  Reclamation bond                                                                   591                    591
                                                                            ------------           ------------
Total Other Assets                                                                   591                    591
                                                                            ------------           ------------

Total Assets                                                                $      2,572           $      2,659
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $    176,453           $    156,540
  Accrued expenses                                                                62,446                 48,935
  Due to related party                                                                --                 26,417
  Loan payable                                                                     8,100                  8,100
  Notes payable - current portion                                                236,750                207,750
                                                                            ------------           ------------

Total Liabilities                                                                483,749                447,742
                                                                            ------------           ------------
Stockholders' Equity (Deficit)
  Preferred stock, par value $0.001, 20,000,000 shares authorized,
   no shares issued and outstanding                                                   --                     --
  Common stock, par value $0.001, 3,500,000,000 shares authorized,
   62,819,882 shares issued and outstanding (2015 - 62,320,567)                   62,820                 62,321
  Additional paid-in capital                                                   1,178,873              1,170,995
  Common stock payable                                                            15,120                  9,720
  Accumulated deficit                                                         (1,737,990)            (1,688,119)
                                                                            ------------           ------------
Total Stockholders' Equity (Deficit)                                            (481,177)              (445,083)
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $      2,572           $      2,659
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                  Three Months       Three Months       Nine Months        Nine Months
                                                     Ended              Ended              Ended              Ended
                                                   August 31,         August 31,         August 31,         August 31,
                                                      2016               2015               2016               2015
                                                  ------------       ------------       ------------       ------------

REVENUES                                          $        --        $        --        $        --        $        --
                                                  -----------        -----------        -----------        -----------
OPERATING EXPENSES
  Accounting and legal                                  3,251                 --             14,035              1,750
  Consulting fees                                          --             22,500             21,277             70,258
  Transfer agent and filing fees                          960                634              5,674              7,276
  General and administrative                               --                 --                156                 --
                                                  -----------        -----------        -----------        -----------
TOTAL OPERATING EXPENSES                                4,211             23,134             41,142             79,284
                                                  -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                   (4,211)           (23,134)           (41,142)           (79,284)
                                                  -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSES)
  Other income                                             --                 --              6,850                 --
  Interest expense                                     (4,773)           (10,892)           (15,579)           (38,495)
                                                  -----------        -----------        -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                           (4,773)           (10,892)            (8,729)           (38,495)
                                                  -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX          (8,984)           (34,026)           (49,871)          (117,779)

PROVISION FOR INCOME TAX                                   --                 --                 --                 --
                                                  -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                 $    (8,984)       $   (34,026)       $   (49,871)       $  (117,779)
                                                  ===========        ===========        ===========        ===========

LOSS PER SHARE: BASIC AND DILUTED                 $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                 62,819,882         62,808,567         62,601,676         62,597,391
                                                  ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           FIRST AMERICAN SILVER CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                Nine Months          Nine Months
                                                                  Ended                Ended
                                                                August 31,           August 31,
                                                                   2016                 2015
                                                                ----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $  (49,871)          $ (117,779)
  Adjustments to Reconcile Net Loss to Net Cash Provided
   by (Used In) Operating Activities:
     Stock issued for loan extension fees and services              13,777                9,720
  Changes in operating assets and liabilities:
     Prepaid expenses                                                2,068               16,719
     Accounts payable                                               (6,504)              54,312
     Accrued expenses                                               13,511               12,056
                                                                ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                              (27,019)             (24,972)
                                                                ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party                                           --               24,972
  Proceeds from notes payable                                       29,000                   --
                                                                ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           29,000               24,972
                                                                ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,981                   --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          --                   --
                                                                ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    1,981           $       --
                                                                ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $       --           $       --
                                                                ==========           ==========
  Cash paid for interest                                        $       --           $       --
                                                                ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2016 (Unaudited)


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

The unaudited interim condensed financial statements included herein have been prepared by First American Silver Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a November 30 fiscal year end.

RISKS AND UNCERTAINTIES
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 10 regarding going concern matters.

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2016 (Unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2016, there have been no interest or penalties incurred on income taxes.

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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2016 (Unaudited)


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

                                              August 31,         November 30,
                                                2016                2015
                                              --------            --------
Loan extension fees                           $     --            $  2,068
                                              --------            --------
Total prepaid expenses                        $     --            $  2,068
                                              ========            ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at August 31, 2016:

Date of Note         Note Amount   Interest Rate   Maturity Date             Collateral    Interest Accrued
------------         -----------   -------------   -------------             ----------    ----------------
February 5, 2013      $15,000          8%         February 5, 2015 (default)    None            $ 4,284
February 22, 2013     $30,000          8%         February 22, 2015 (default)   None            $ 8,456
April 17, 2013        $ 7,500          8%         April 17, 2015 (default)      None            $ 2,025
June 12, 2013         $ 6,250          8%         June 12, 2015 (default)       None            $ 1,611
June 18, 2013         $50,000          8%         June 18, 2015 (default)       None            $16,822
August 22, 2013       $55,000          8%         August 22, 2015 (default)     None            $17,720
November 1, 2013      $25,000          8%         November 1, 2015 (default)    None            $ 7,666
March 10, 2014        $12,000          8%         March 10, 2015 (default)      None            $ 2,380
October 15, 2015      $ 7,000          8%         June 15, 2016 (default)       None            $   492
February 3, 2016      $ 4,000          8%         February 3, 2017              None            $   185
April 6, 2016         $25,000          8%         April 16, 2017                None            $   805
                      --------                                                                  -------
      Total           $236,750                                                                  $62,446
                      ========                                                                  =======

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2016 (Unaudited)


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

                           FIRST AMERICAN SILVER CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2016 (Unaudited)


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

The Company's activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,738,000 as of August 31, 2016. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2016 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2015

We had a net loss of $8,984 for the three month period ended August 31, 2016, which was $25,042 less than the net loss of $34,026 for the three month period ended August 31, 2015. The change in our results over the two periods is a result of decreased consulting fees and interest expense offset by an increase in accounting and legal fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended August 31, 2016 and August 31, 2015:

                                                                Change Between
                                                                  Three Month
                                 Three Months    Three Months    Periods Ended
                                    Ended           Ended       August 31, 2016
                                  August 31,      August 31,     and August 31,
                                    2016            2015             2015
                                  --------        --------         --------
Accounting and legal              $  3,251        $     --         $  3,251
Consulting fees                         --          22,500          (22,500)
Transfer agent and filing fees         960             634              326
Interest/Other (income) expense      4,773          10,892           (6,119)
                                  --------        --------         --------
Net loss                          $ (8,984)       $(34,026)        $(25,042)
                                  ========        ========         ========

NINE MONTHS ENDED AUGUST 31, 2016 COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 2015

We had a net loss of $49,871 for the nine month period ended August 31, 2016, which was $67,908 less than the net loss of $117,779 for the nine month period ended August, 2015. The change in our results over the two periods is a result of decreased consulting fees and interest expense offset by an increase in accounting and legal fees.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended August 31, 2016 and August 31, 2015:

                                                                 Change Between
                                                                    Nine Month
                                   Nine Months     Nine Months    Periods Ended
                                     Ended           Ended       August 31, 2016
                                   August 31,      August 31,     and August 31,
                                     2016            2015             2015
                                  ----------      ----------       ----------
Accounting and legal              $   14,035      $    1,750       $   12,285
Consulting fees                       21,277          70,258          (48,981)
Transfer agent and filing fees         5,674           7,276           (1,602)
General and administrative               156              --              156
Interest/Other (income) expense        8,729          38,495          (29,766)
                                  ----------      ----------       ----------
Net loss                          $  (49,871)     $ (117,779)      $  (67,908)
                                  ==========      ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of August 31, 2016 reflects current assets of $1,981. We had cash in the amount of $1,981 and a working capital deficit in the amount of $481,768 as of August 31, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                        At              At
                                                    August 31,      November 30,
                                                       2016            2015
                                                    ----------      ----------
Current assets                                      $    1,981      $    2,068
Current liabilities                                    483,749         447,742
                                                    ----------      ----------
Working capital                                     $ (481,768)     $  445,674)
                                                    ==========      ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                        Nine Months Ended
                                                    August 31,       August 31,
                                                       2016            2015
                                                    ----------      ----------

Net cash (used in) operating activities             $ (27,019)      $ (24,972)
Net cash provided by (used in) financing activities    29,000          24,972
                                                    ---------       ---------
Net (decrease) in cash during period                $   1,981       $      --
                                                    =========       =========

OPERATING ACTIVITIES

Net cash used in operating activities during the nine months ended August 31, 2016 was $27,019, an increase of $2,047 from the $24,972 net cash outflow during the nine months ended August 31, 2015.

FINANCING ACTIVITIES

Cash from financing activities during the nine months ended August 31, 2016 was $29,000 as compared to $24,972 in cash provided by financing activities during the nine months ended August 31, 2015.

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
                                                           =======

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $1,981 as of August 31, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

The unaudited interim condensed financial statements included herein have been prepared by First American Silver Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a November 30 fiscal year end.

RISKS AND UNCERTAINTIES
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 10 regarding going concern matters.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2016 and November 30, 2015, respectively, the Company had $0 and $0 of unrestricted cash to be used for future business operations.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2016, there have been no interest or penalties incurred on income taxes.

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

                                             FIRST AMERICAN SILVER CORP.
                                                    (Registrant)


Dated: October 21, 2016                    /s/ Brian Goss
                                           -------------------------------------
                                           Brian Goss
                                           President, Chief Executive Officer,
                                           Treasurer, Secretary and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)