Form 10-K
period 2016-11-30
First American Silver Corp.
filed 2017-03-15
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-54327

FIRST AMERICAN SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Railroad St., Ste. 102B, Elko, NV	89801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 775-753-6605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2016 was $1,004,905 based on a $0.016 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  62,892,211 as of March 13, 2017

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2017.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 1 Nachal Maor, Suite 2, Ramat Bet Shemesh, Israel 99623 and is provided to us at no cost.

EMPLOYEES

We have no employees other than our chief executive officer, Brian Goss, with whom we entered into a service agreement on March 17, 2016.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark, and have not registered any rights we may have under copyright.

DESCRIPTION OF SECURITIES

COMMON STOCK

Our authorized capital stock consists of 3,500,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.

The holders of our common stock:

•	Have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors;

•	Are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	Do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	Are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $592 as of November 30, 2016 and a working capital deficit of $501,167. We have also incurred a cumulative net loss of $1,748,206 from our inception on April 29, 2008 through November 30, 2016. We estimate that our average monthly operating expenses will be approximately $1,500, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated , to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC Pink electronic quotation system (formerly the OTC Bulletin Board (OTCBB) under the Symbol "FASV". Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol "MAYT". On June 16, 2010 our symbol changed to "FASV" in connection with the change of the name of our company from Mayetok Inc. to First American Silver Corp. and our 35 for one (1) forward stock split.

The following table reflects the high and low bid information for our common stock obtained from yahoo.finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High $	Low $

November 30, 2016	0.009	0.007
August 31, 2016	0.0055	0.0054
May 31, 2016	0.005	0.005
February 29, 2016	0.0048	0.0010
November 30, 2015	0.015	0.004
August 31, 2015	0.00165	0.0095
May 31, 2015	0.0185	0.013
February 28, 2015	0.10	0.0010

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 13, 2017, there were 27 registered holders of record of our common stock and 62,892,211 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2016 and November 30, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our optioned properties during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Expense	Cost

General and administrative expenses	$15,000
Management and administrative costs	$10,000
Legal Fees	$10,000
Auditor Fees	$12,000

Total	$47,000

Of the $67,000 that we require for the next 12 months, we had $592 in cash as of November 30, 2016, and a working capital deficit of $445,083. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2017.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2017.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2016.

Our operating results for the year ended November 30, 2016 are summarized as follows in comparison to our operating results for the same period ended November 30, 2015:

	Year Ended
	November 30, 2016	November 30, 2015

Revenue	Nil	Nil
Operating Expenses	$37,121	$94,882
Net Loss	$60,087	140,793

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2016 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2015:

	Year Ended
	November 30, 2016	November 30, 2015

Accounting and Legal	$17,905	$8,250
Consulting fees	$12,093	$77,758
Transfer agent and filing fees	$6,939	$8,809
General and Administrative	$184	$65

The increase in accounting and legal expenses for the year ended November 30, 2016, compared to the same period in fiscal 2015, was mainly due to activity related to our legal proceedings as disclosed elsewhere in this Form 10K.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2016	At November 30, 2015	Percentage Increase/Decrease

Current assets	$592	$2,068	(71%)
Current liabilities	$510,759	$447,742	14%
Working capital	$(501,167)	$(445,674)	12%

CASH FLOWS

	Year Ended
	November 30, 2016	November 30, 2015

Net cash from (used in) operations	$(33,408)	$(7,000)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$34,000	$7,000
Increase (Decrease) In Cash During The Period	$592	$-

We had cash in the amount of $592 as of November 30, 2016 as compared to $0 as of November 30, 2015. We had working capital deficiency of $501,167 as of November 30, 2016 compared to a working capital deficiency of $445,674 as of November 30, 2015.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2016 and 2015, respectively, we had $592 and $0 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First American Silver Corp.

We have audited the accompanying balance sheets of First American Silver Corp. as of November 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. First American Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2016 and 2015, the results of their operations, and their cash flows, for the years ended November 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (8) to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (8). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
March 15, 2017

FIRST AMERICAN SILVER CORP.
BALANCE SHEETS
NOVEMBER 30, 2016 AND 2015

	2016	2015
ASSETS

Current Assets
Cash	$592	$—
Prepaid expenses	—	2,068
Total Current Assets	592	2,068

Other Assets
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$1,183	$2,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$155,359	$156,540
Accrued expenses	13,717	48,935
Due to related parties	26,717	26,417
Loans payable	8,100	8,100
Notes payable – current portion	297,866	207,750
Total Current Liabilities	501,759	447,742

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001, 3,500,000,000 shares authorized, 62,892,211 shares issued and outstanding (62,050,567 – 2015)	62,892	62,051
Additional paid-in capital	1,169,618	1,165,865
Common stock payable	15,120	15,120
Accumulated deficit	(1,748,206)	(1,688,119)
Total Stockholders’ Equity (Deficit)	(500,576)	(445,083)

Total Liabilities and Stockholders' Equity (Deficit)	$1,183	$2,659

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	Year Ended November 30, 2016	Year Ended November 30, 2015

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and legal	17,905	8,250
Consulting fees	12,093	77,758
Transfer agent and filing fees	6,939	8,809
General and administrative	184	65
TOTAL OPERATING EXPENSES	37,121	94,882

LOSS FROM OPERATIONS	(37,121)	(94,882)

OTHER INCOME (EXPENSES)
Interest expense	(22,966)	(45,911)
TOTAL OTHER INCOME (EXPENSE)	(22,966)	(45,911)

LOSS BEFORE PROVISION FOR INCOME TAX	(60,087)	(140,793)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(60,087)	$(140,793)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,700,197	62,320,567

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF NOVEMBER 30, 2015

						Total
			Additional	Common		Stockholders’
	Common Stock		Paid in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, November 30, 2014	62,050,567	$62,051	$1,165,865	$5,400	$(1,547,326)	$(314,010)

Common stock payable for loan extensions	—	—	—	9,720	—	9,720
Net loss for the year ended November 30, 2015	—	—	—	—	(140,793)	(140,793)

Balance, November 30, 2015	62,050,567	62,051	1,165,865	15,120	(1,688,119)	(445,083)

Common stock issued for services	841,644	841	3,753	—	—	4,594
Net loss for the year ended November 30, 2016	—	—	—	—	(60,087)	(60,087)

Balance, November 30, 2016	62,892,211	$62,892	$1,169,618	$15,120	$(1,748,206)	$(500,576)

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	Year ended November 30, 2016	Year ended November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(60,087)	$(140,793)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	4,594	—
Stock payable for loan extension fees	—	9,720
Changes in operating assets and liabilities:
Prepaid expenses	2,068	20,060
Accounts payable	(1,181)	61,465
Accrued expenses	20,898	16,131
Due to related parties	300	26,417
Net Cash Used in Operating Activities	(33,408)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds – other	—	7,000
Proceeds from notes payable	34,000	—
Net Cash Provided by Financing Activities	34.,000	7,000

Net Increase (Decrease) in Cash and Cash Equivalents	592	—
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$592	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$45,911

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 1 – NATURE OF OPERATIONS

Mayetok, Inc. (“the Company”) was incorporated in the state of Nevada on April 29, 2008. On June 8, 2010, the Company changed its name to First American Silver Corp. The Company’s principal office is located at 1031 Railroad St. Suite 102B, Elko NV 89801.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Risks and Uncertainties
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 10 regarding going concern matters.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2016 and 2015, respectively, the Company had $592 and $0 of unrestricted cash to be used for future business operations.

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

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
Certain stockholder’s equity reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the fiscal year ended November 30, 2016.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2016, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
First American Silver does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3– PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2016 and 2015:

	2016	2015

Loan extension fees	$—	$2,068
Total prepaid expenses	$—	$2,068

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at November 30, 2016:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017	None	$13,672
October 20, 2016	$5,000	8%	October 20, 2017	None	$45
Total	$297,866				$13,717

Notes payable transactions during the year-ended November 30, 2016 consisted of the following:

Balance, November 30, 2015	$207,750
Borrowings	34,000
Accrued interest added to loan	56,116

Balance, November 30, 2016	$297,866

FIRST AMERICAN SILVER CORP.

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid consulting fees totaling $12,093 and $29,757 to related parties for the years ended November 30, 2016 and 2015, respectively.

NOTE 6 – CAPITAL STOCK

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

On February 16, 2016, the Company issued 769,315 share to its president valued at $4,231 based on the stock closing price on the date of the grant.

On April 20, 2016, the Company issued 72,329 share to its former president valued at $362 based on the stock closing price on the date of the grant.

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 7– INCOME TAXES

For the years ended November 30, 2016 and 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,750,000 at November 30, 2016, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current operations	$20,430	$47,845
Less: valuation allowance	(20,430)	(47,845)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$594,365	$573,935
Less: valuation allowance	(594,365)	(573,935)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that First American Silver, Inc. will continue as a going concern.  The Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional debt or capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,750,000 as of November 30, 2016. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 9 – SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year ended November 30, 2016	Year ended November 30, 2015

Common stock issued to pay debt	$—	$9,720
Accrued interest added to principal balance of note payable	$56,116	$—

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 10– SUBSEQUENT EVENTS

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2016 our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 15, 2015, the Company issued a convertible promissory note to a non-US investor in an aggregate principal amount of $7,000 for an aggregate purchase price of $7,000 (the “Note”).  The Note matures on June 15, 2016 and accrues interest at a rate of 8% per annum.  In an event of default, the Company will be obligated to pay certain penalty amounts to the Note holder. The Note may generally be converted into shares of our common stock at a conversion price of 42% discount to the average of our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Brian Goss	President, Chief Executive Officer, Secretary, Treasurer and Director	48	March 17. 2016

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

BRIAN GOSS - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

BRIAN GOSS -  PRESIDENT,  CHIEF  EXECUTIVE  OFFICER,  SECRETARY,  TREASURER  AND DIRECTOR

Mr. Goss brings several  years of expertise  to our company.  He has acted as a director and officer of Lithium Corp. since 2014. Mr. Goss served as president, chief executive officer, chief financial  officer,  treasurer and a director of Graphite  Corp.  July 9, 2012 through August 12, 2014.  Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for  Kennecott  Exploration  during the early exploration  stages of the Eagle Project,  a Duluth Type high grade nickel and copper deposit in Michigan's Upper  Peninsula.  At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company,  Centerra Gold Inc., on the REN deposit where the exploration  team drilled deep exploration  holes using  pre-collars with core tails to contribute to the  expansion of the +1 million  ounce gold  deposit  that was  subsequently taken over by Barrick Gold.  Mr. Goss also held several other project geologist positions  before  founding  Rangefront  Geological in early 2008.  Mr. Goss has built  Rangefront into a premier  geological  services  company that caters to a large spectrum of clients in the mining and minerals exploration industries.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer; and
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2016 and 2015 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Brian Goss (1)	2016	$	Nil		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President,	2015		n/a			n/a		n/a		n/a		n/a		n/a		n/a		n/a
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

Mark Radom (2)	2016	$	Nil		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President,	2015		$29,758	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$29,758	(3)
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

(1)	Mr. Radom was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on December 3, 2014 and resigned in March 2016
(2)	Mr. Goss was appointed President, Chief Executive Offier, Secretary, Treasurer adbn as a Director on March 17, 2016;
(3)	Mr. Radom is entitled to receive a monthly salary of $2,500, which will be paid only if and after the Company raises sufficient funds therefor.

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2016 there were no options granted to our named officers or directors, although effective as of December 3, 2014, our former chief executive officer, Mr. Radom, was entitled to receive 600,000 shares of our common stock annually as compensation for his service.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2016.

OPTION EXERCISES

During our Fiscal year ended November 30, 2016 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2016, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2013.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 13, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Thomas J. Menning 11380 S. Virginia Street, #2011 Reno, NV 89511	3,936,000 Common Shares	6.73%

Directors and Executive Officers as a Group	0	0%

Henry H. Tonking 546 Lantern Ct. Incline Village, NV 89451	8,000,000 Common Shares	13.68%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 13, 2017. As of March 13, 2017, there were 62,806,567 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Brian Goss. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2016 and for the fiscal year ended November 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	November 30, 2016	November 30, 2015

Audit Fees	$10,750	$8,300
Audit RelatedFees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil

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

10.5		License and Assignment Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

10.6		2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8		Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.9		$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

(31)		Rule 13a-14(a) / 15d-14(a) Certifications

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)		Section 1350 Certifications

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	*	Interactive Data File

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: March 15, 2017	/s/ Brian Goss
Brian Goss
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: March 15, 2017	/s/ Brian Goss
Brian Goss
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)