Form 10-Q
period 2017-02-28
First American Silver Corp.
filed 2017-05-10
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 000-54327

FIRST AMERICAN SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1031 Railroad St., Ste 102B, Elko, NV 89801 USA	99623
(Address of principal executive offices)	(Zip Code)

775-287-1664
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

62,892,211 common shares issued and outstanding as of May 10, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended February 28, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FIRST AMERICAN SILVER CORP.

TABLE OF CONTENTS

FEBRUARY 28, 2017

Condensed Balance Sheets as of February 28, 2017 and November 30, 2016 (unaudited)	5

Condensed Statements of Operations for the three months ended February 28, 2017 and 2016 (unaudited)	6

Condensed Statements of Cash Flows for the three months ended February 28, 2017 and 2016 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

FIRST AMERICAN SILVER CORP.
CONDENSED BALANCE SHEETS (unaudited)

	February 28, 2017	November 30, 2016
ASSETS

Current Asset
Prepaid expenses	$4,995	$592
Total Current Assets	4,995	592

Other Asset
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$5,586	$1,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$153,692	$155,359
Accrued expenses	19,692	13,717
Due to related party	26,717	26,717
Loan payable	8,100	8,100
Notes payable – current portion	306,866	297,866

Total Liabilities	515,067	501,759

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 62,892,211 shares issued and outstanding (2016 - 62,892,211)	62,892	62,892
Additional paid-in capital	1,169,618	1,169,618
Common stock payable	15,120	15,120
Accumulated deficit	(1,757,111)	(1,748,206)
Total Stockholders’ Equity (Deficit)	(509,481)	(500,576)

Total Liabilities and Stockholders' Equity (Deficit)	$5,586	$1,183

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Accounting and legal	1,718	4,000
Consulting fees	-	21,277
Transfer agent and filing fees	1,196	574
General and administrative	16	-
TOTAL OPERATING EXPENSES	2,930	25,851

LOSS FROM OPERATIONS	(2,930)	(25,851)

OTHER INCOME (EXPENSES)
Interest expense	(5,975)	(6,234)
TOTAL OTHER INCOME (EXPENSE)	(5,975)	(6,234)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(8,905)	(32,085)

PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	$(8,905)	$(32,085)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,892,211	62,295,733

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,905)	$(32,085)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for loan extension fees and services	-	13,777
Changes in operating assets and liabilities:
Prepaid expenses	-	2,068
Accounts payable	(1,667)	7,774
Accrued expenses	5,975	4,166
Net Cash Used in Operating Activities	(4,597)	(4,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	9,000	4,000
Due to related party	-	300
Net Cash Used in Operating Activities	9,000	4,300

Net Increase (Decrease) in Cash and Cash Equivalents	4,403	-
Cash and Cash Equivalents, Beginning of Period	592	-

Cash and Cash Equivalents, End of Period	$4,995	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2017 (Unaudited)

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

Risks and Uncertainties
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 6 regarding going concern matters.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2017 and November 30, 2016, respectively, the Company had $4,995 and $592 of unrestricted cash to be used for future business operations.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2017, there have been no interest or penalties incurred on income taxes.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at February 28, 2017:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017	None	$19,449
October 20, 2016	$5,000	8%	October 20, 2017	None	$143
January 9, 2017	$9,000	8%	January 9, 2018	None	$100
Total	$306,866				$19,692

Notes payable transactions during the period-ended February 28, 2017 consisted of the following:

Balance, November 30, 2016	$297,866
Borrowings	9,000
Balance, February 28, 2017	$306,866

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company paid consulting fees totaling $0 and $21,277 to related parties for the periods ended February 28, 2017 and February 29, 2016, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.

The Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On February 16, 2016, the Company issued 769,315 shares to its president valued at $4,231 based on the stock closing price on the date of the grant.

On April 20, 2016, the Company issued 72,329 share to its former president valued at $362 based on the stock closing price on the date of the grant.

NOTE 6 – GOING CONCERN

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,757,000 as of February 28, 2017. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 7 – SUBSEQUENT EVENTS

On April 24, 2017, the Company entered into an agreement for a promissory note in the amount of $10,000.  The promissory note is unsecured and accrues interest at 10% per annum on the unpaid principal balance.  The promissory note is payable on or before April 24, 2018.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that, other than those events mentioned above, it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean First American Silver Corp., unless otherwise indicated.

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

Results of Operations

Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016

We had a net loss of $8,905 for the three month period ended February 28, 2017, which was $23,180 less than the net loss of $32,085 for the three month period ended February 29, 2016. The change in our results over the two periods is a result of decrease in consulting fees during the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended February 28, 2017	Three Months Ended February, 2016	Change Between Three Month Periods Ended February 28, 2017 and February 29, 2016

Accounting and legal	$1,718	$4,000	$(2,282)
Consulting fees	-	21, 277	(21,277)
Transfer agent and filing fees	1,196	574	622
General and administrative	16	-	16
Interest/Other (income) expense	5,975	6,234	(259)
Net loss	$(8,905)	$(32,085)	$(23,180)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2017 reflects current assets of $5,586.  We had cash in the amount of $4,995 and working capital in the amount of $510,072 as of February 28, 2017. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At February 28, 2017	At November 30, 2016

Current assets	$4,995	$592
Current liabilities	515,067	501,759
Working capital	$(510,072)	$(501,167)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	February 28. 2017	February 29. 2016

Net cash (used in) operating activities	$(4,597)	$(4,300)
Net cash (used in) investing activities	-	-
Net cash provided by (used in) financing activities	9,000	4,300
Net (decrease) in cash during period	$4,403	$-

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2017 was $4,597, an increase of $297 from the $4,300 net cash outflow during the three months ended February 29, 2016.

Financing Activities

Cash provided by financing activities during the three months ended February 28, 2017 was $9,000 as compared to $4,300 in cash provided by financing activities during the three months ended February 29, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$10,000
Professional fees	$14,000
Total	$24,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $4,995 as of February 28, 2017, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 6 regarding going concern matters.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2017 and November 30, 2016, respectively, the Company had $4,995 and $592 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2017, there have been no interest or penalties incurred on income taxes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: May 10, 2017	/s/ Brian Goss
Brian Goss
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)