Form 10-Q
period 2017-05-31
First American Silver Corp.
filed 2017-07-17
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 000-54327

FIRST AMERICAN SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1031 Railroad St., Ste 102B, Elko, NV 89801 USA	89801
(Address of principal executive offices)	(Zip Code)

775-753-6605
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] YES [  ] NO

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

62,892,211 common shares issued and outstanding as of July 12, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended May 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FIRST AMERICAN SILVER CORP.

TABLE OF CONTENTS

MAY 31, 2017

Condensed Balance Sheets as of May 31, 2017 and November 30, 2016 (unaudited)	5

Condensed Statements of Operations for the three and six months ended
May 31, 2017 and 2016 (unaudited)	6

Condensed Statements of Cash Flows for the six months ended
May 31, 2017 and 2016 (unaudited)	7

Notes to the Condensed Financial Statements	8

FIRST AMERICAN SILVER CORP.
CONDENSED BALANCE SHEETS (unaudited)

	May 31, 2017	November 30, 2016
ASSETS

Current Asset
Prepaid expenses	$2,176	$592
Total Current Assets	2,176	592

Other Asset
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$2,767	$1,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$154,845	$155,359
Accrued expenses	25,960	13,717
Due to related party	26,717	26,717
Loan payable	8,100	8,100
Notes payable – current portion	316,866	297,866

Total Liabilities	532,488	501,759

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 62,892,211 shares issued and outstanding (2016 - 62,892,211)	62,892	62,892
Additional paid-in capital	1,169,618	1,169,618
Common stock payable	15,120	15,120
Accumulated deficit	(1,777,351)	(1,748,206)
Total Stockholders’ Equity (Deficit)	(529,721)	(500,576)

Total Liabilities and Stockholders' Equity (Deficit)	$2,767	$1,183

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	8,631	6,784	10,349	10,784
Consulting fees	-	-	-	21,277
Transfer agent and filing fees	5,265	4,140	6,461	4,714
General and administrative	76	156	92	156
TOTAL OPERATING EXPENSES	13,972	11,080	16,902	36,931

LOSS FROM OPERATIONS	(13,972)	(11,080)	(16,902)	(36,931)

OTHER INCOME (EXPENSES)
Other income	-	6,850	-	6,850
Interest expense	(6,268)	(4,572)	(12,243)	(10,806)
TOTAL OTHER INCOME (EXPENSE)	(6,268)	2,278	(12,243)	(3,956)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(20,240)	(8,802)	(29,145)	(40,887)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(20,240)	$(8,802)	$(29,145)	$(40,887)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,892,211	62,819,882	62,892,211	62,491,977

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,145)	$(40,887)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for loan extension fees and services	-	13,777
Changes in operating assets and liabilities:
Prepaid expenses	-	2,068
Accounts payable	(514)	(4,949)
Accrued expenses	12,243	8,738
Net Cash Used in Operating Activities	(17,416)	(21,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,000	29,000
Due to related party	-	300
Net Cash Used in Operating Activities	19,000	29,300

Net Increase (Decrease) in Cash and Cash Equivalents	1,584	8,047
Cash and Cash Equivalents, Beginning of Period	592	-

Cash and Cash Equivalents, End of Period	$2,176	$8,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2017 (Unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2017 and November 30, 2016, respectively, the Company had $2,176 and $592 of unrestricted cash to be used for future business operations.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2017, there have been no interest or penalties incurred on income taxes.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at May 31, 2017:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (default)	None	$25,354
October 20, 2016	$5,000	8%	October 20, 2017	None	$244
January 9, 2017	$9,000	8%	January 9, 2018	None	$280
April 24, 2017	$10,000	8%	April 24, 2018	None	$82
Total	$316,866				$25,960

Notes payable transactions during the period-ended May 31, 2017 consisted of the following:

Balance, November 30, 2016	$297,866
Borrowings	19,000
Balance, May 31, 2017	$316,866

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company paid consulting fees totaling $0 and $21,277 to related parties for the periods ended May 31, 2017 and May 31, 2016, respectively.

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,777,000 as of May 31, 2017. Management continues to seek funding from its shareholders and other qualified investors.

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

Results of Operations

Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

We had a net loss of $20,240 for the three month period ended May 31, 2017, which was $11,438 more than the net loss of $8,802 for the three month period ended May 31, 2016. The change in our results over the two periods is a result of an increase in accounting and legal fees, transfer agent and filing fees and interest expense combined with us earning $6,850 in other income in the previous comparable period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended May 31, 2017 and May 31, 2016:

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016	Change Between Three Month Periods Ended May 31, 2017 and May 31, 2016

Accounting and legal	$8,631	$6,784	$1,847
Transfer agent and filing fees	5,265	4,140	1,125
General and administrative	76	156	(80)
Interest/Other (income) expense	6,268	(2,278)	8,546
Net loss	$20,240	$8,802	$11,438

Six Months Ended May 31, 2017 Compared to the Six Months Ended May 31, 2016

We had a net loss of $29,145 for the six month period ended May 31, 2017, which was $11,742 less than the net loss of $40,887 for the six month period ended May 31, 2016. The change in our results over the two periods is a result of a decrease in consulting fees offset by an increase in accounting and legal fees, transfer agent and filing fees and interest expense combined with us earning $6,850 in other income in the previous comparable period.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended May 31, 2017 and May 31, 2016:

	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016	Change Between Six Month Periods Ended May 31, 2017 and May 31, 2016

Accounting and legal	$10,349	$10,784	$(435)
Consulting fees	--	21,277	(21,277)
Transfer agent and filing fees	6,461	4,714	1,747
General and administrative	92	156	(64)
Interest/Other (income) expense	12,243	3,956	8,287
Net loss	$29,145	$40,887	$(11,742)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2017 reflects current assets of $2,176.  We had cash in the amount of $2,176 and a working capital deficit in the amount of $530,312 as of May 31, 2017. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At May 31, 2017	At November 30 2016

Current assets	$2,176	$592
Current liabilities	532,488	501,759
Working capital	$(530,312)	$(501,167)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	May 31, 2017	May 31, 2016

Net cash (used in) operating activities	$(17,416)	$(21,253)
Net cash (used in) investing activities	--	--
Net cash provided by (used in) financing activities	19,000	29,300
Net (decrease) in cash during period	$1,584	$8,047

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2017 was $17,416, a decrease of $3,837 from the $21,253 net cash outflow during the six months ended May 31, 2016.
Investing Activities

We had no investing activities both the current and comparable periods.

Financing Activities

Cash from financing activities during the six months ended May 31, 2017 was $19,000 as compared to $29,300 in cash provided by financing activities during the six months ended May 31, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$14,000
Professional fees	10,000
Total	$24,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $2,176 as of May 31, 2017, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2017 and November 30, 2016, respectively, the Company had $2,176 and $592 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2017, there have been no interest or penalties incurred on income taxes.

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

10.5	License and Assignment Agreement between Thomas J. Menning and our company dated September 16, 2011(incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

10.6	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8	Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.9	$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

Exhibit Number	Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data File
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

Dated: July 14, 2017
Brian Goss
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)