Form 10-Q
period 2017-08-31
First American Silver Corp.
filed 2017-10-13
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

62,892,211 common shares issued and outstanding as of October 14, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended August 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FIRST AMERICAN SILVER CORP.
CONDENSED BALANCE SHEETS (unaudited)

	August 31, 2017	November 30, 2016
ASSETS

Current Asset
Cash	$884	$592
Total Current Assets	884	592

Other Asset
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$1,475	$1,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$160,183	$163,459
Accrued expenses	32,460	13,717
Due to related party	26,717	26,717
Notes payable – current portion	323,866	297,866

Total Liabilities	543,226	501,759

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 62,892,211 shares issued and outstanding (2016 - 62,892,211)	62,892	62,892
Additional paid-in capital	1,169,618	1,169,618
Common stock payable	15,120	15,120
Accumulated deficit	(1,789,381)	(1,748,206)
Total Stockholders’ Equity (Deficit)	(541,751)	(500,576)

Total Liabilities and Stockholders' Equity (Deficit)	$1,475	$1,183

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2017	Nine Months Ended August 31, 2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	3,707	3,251	14,056	14,035
Consulting fees	-	-	-	21,277
Transfer agent and filing fees	1,410	960	7,871	5,674
General and administrative	413	-	505	156
TOTAL OPERATING EXPENSES	5,530	4,211	22,432	41,142

LOSS FROM OPERATIONS	(5,530)	(4,211)	(22,432)	(41,142)

OTHER INCOME (EXPENSES)
Other income	-	-	-	6,850
Interest expense	(6,500)	(4,773)	(18,743)	(15,579)
TOTAL OTHER INCOME (EXPENSE)	(6,500)	(4,773)	(18,743)	(8,729)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(12,030)	(8,984)	(41,175)	(49,871)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(12,030)	$(8,984)	$(41,175)	$(49,871)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,806,567	62,819,882	62,806,567	62,601,676

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended August 31, 2017	Nine Months Ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,175)	$(49,871)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for loan extension fees and services	-	13,777
Changes in operating assets and liabilities:
Prepaid expenses	-	2,068
Accounts payable	(3,276)	(6,504)
Accrued expenses	18,743	13,511
Net Cash Used in Operating Activities	(25,708)	(27,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	26,000	29,000
Net Cash Used in Financing Activities	26,000	29,000

Net Increase (Decrease) in Cash and Cash Equivalents	292	1,981
Cash and Cash Equivalents, Beginning of Period	592	-

Cash and Cash Equivalents, End of Period	$884	$1,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUUGST 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Mayetok, Inc. (“the Company”) was incorporated in the state of Nevada on April 29, 2008. On June 8, 2010, the Company changed its name to First American Silver Corp.

The Company’s offices are located at 1031 Railroad St., Ste 102B, Elko, NV, 89801.  In 2014, we abandoned our mineral property business and initiated efforts to enter a new line of business. To-date, although our company has engaged in a number of negotiations in respect of new business lines, we have not yet consummated any transactions or started any new commercial activities.

NOTE 2 – GOING CONCERN

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,789,000 as of August 31, 2017. Management continues to seek funding from its shareholders and other qualified investors.

The results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2017 and for the related periods presented.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2017 and November 30, 2016, respectively, the Company had $884 and $592 of unrestricted cash to be used for future business operations.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2017, there have been no interest or penalties incurred on income taxes.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at August 31, 2017:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (default)	None	$31,260
October 20, 2016	$5,000	8%	October 20, 2017	None	$345
January 9, 2017	$9,000	8%	January 9, 2018	None	$461
April 24, 2017	$10,000	8%	April 24, 2018	None	$282
June 19, 2017	$7,000	8%	June 19, 2018	None	$112
Total	$323,866				$32,460

Notes payable transactions during the nine months ended August 31, 2017 consisted of the following:

Balance, November 30, 2016	$297,866
Borrowings	26,000
Balance, August 31, 2017	$323,866

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid consulting fees totaling $0 and $21,277 to related parties for the nine months ended August 31, 2017 and August 31, 2016, respectively.

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

Results of Operations

Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

We had a net loss of $12,030 for the three month period ended August 31, 2017, which was $3,046 more than the net loss of $8,984 for the three month period ended August 31, 2016. The change in our results over the two periods is a result of an increase in accounting and legal fees, Transfer agent and filing fees, general and administrative expenses and an increase in interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended August 31, 2017 and August 31, 2016:

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Change Between Three Month Periods Ended August 31, 2017 and August 31, 2016

Accounting and legal	$3,707	$3,251	$456
Transfer agent and filing fees	1,410	960	450
General and administrative	413	-	413
Interest/Other income (expense)	(6,500)	(4,773)	1,727
Net loss	$(12,030)	$(8,984)	$3,046

Nine Months Ended August 31, 2017 Compared to the nine Months Ended August 31, 2016

We had a net loss of $41,175 for the nine month period ended August 31, 2017, which was $8,696 less than the net loss of $49,871 for the nine month period ended August, 2017. The change in our results over the two periods is a result of a decrease in consulting fees, offset by an increase in accounting and legal fees, transfer agent and filings fees, general and administrative expenses and interest expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended August 31, 2017 and August 31, 2016:

	Nine Months Ended August 31, 2017	Nine Months Ended August 31, 2016	Change Between Nine Month Periods Ended August 31, 2017 and August 31, 2016

Accounting and legal	$14,056	$14,035	$21
Consulting fees	-	21,277	(21,277)
Transfer agent and filing fees	7,871	5,674	2,197
General and administrative	505	156	349
Interest/Other income (expense)	18,743	8,729	10,014
Net loss	$41,175	$49,871	$8,696

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2017 reflects current assets of $884.  We had cash in the amount of $884 and a working capital deficit in the amount of $542,342 as of August 31, 2017.   We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At August 31, 2017	At November 30, 2016

Current assets	$884	$592
Current liabilities	543,226	501,759
Working capital	$(542,342)	$(501,167)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	August 31, 2017	August 31, 2016

Net cash (used in) operating activities	$(25,708)	$(27,019)
Net cash provided by (used in) financing activities	26,000	29,000
Net (decrease) in cash during period	$292	$1,981

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2017 was $25,708, a decrease of $1,311 from the $27,019 net cash outflow during the nine months ended August 31, 2016.

Investing Activities

Our company had no investing activities during the nine months ended August 31, 2017 and August 31, 2016.

Financing Activities

Cash used in financing activities during the nine months ended August 31, 2017 was $26,000 as compared to $29,000 in cash provided by financing activities during the nine months ended August 31, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$14,000
Professional fees	10,000
Total	$24,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $884 as of August 31, 2017, we estimate that we do not have sufficient cash to sustain our basic operations for the next twelve months.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2017 and August 31, 2016, respectively, we had $884 and $592 of unrestricted cash to be used for future business operations.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2017, there have been no interest or penalties incurred on income taxes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2017, our Company accepted the resignation of KLJ & Associates, LLP as the Company’s independent registered public accounting firm.

The reports of KLJ & Associates, LLP on our financial statements as of and for the fiscal years ended November 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended November 30, 2016 and 2015 and through August 11, 2017, there have been no disagreements with KLJ & Associates, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KLJ & Associates, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On August 11, 2017 the Company engaged Michael Gillespie & Associates PLLC as its new independent registered public accounting firm.

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

Dated: October 13, 2017
Brian Goss
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)