Form 10-K
period 2017-11-30
First American Silver Corp.
filed 2018-03-15
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes ☐ No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2017 was $1,006,275.38 based on a $0.016 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  62,892,211 as of March 14, 2018

DOCUMENTS INCORPORATED BY REFERENCE
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

The address of our principal executive office is located at 1031 Railroad St., Ste 102B, Elko, Nevada, USA 89801. USA

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2018.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our principal office is located at 1031 Railroad St., Ste 102B, Elko, Nevada, USA 89801 and is provided to us at no cost.

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

The holders of our common stock:

•
Have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors;* Are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $541 as of November 30, 2017 and a working capital deficit of $516,572. We have also incurred a cumulative net loss of $1,800,868 from our inception on April 29, 2008 through November 30, 2017. We estimate that our average monthly operating expenses will be approximately $5,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated March 8, 2018, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

ITEM 2. PROPERTIES

Our principal office is located at 1031 Railroad St., Ste 102B, Elko, Nevada, USA 89801 and is leased to us at no cost.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Pink

Quarter Ended	High $	Low $

November 30, 2017	0.012	0.012
August 31, 2017	0.0115	0.0115
May 31, 2017	0.01	0.01
February 28, 2017	0.018	0.014
November 30, 2016	0.009	0.007
August 31, 2016	0.0055	0.0054
May 31, 2016	0.005	0.005
February 29, 2016	0.0048	0.0046

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of March 12, 2018, there were 31 registered holders of record of our common stock and 62,892,211 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Our securities registrar and transfer agent is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is (469) 633-0101. The registrar and transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2017.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2017 and November 30, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Expense	Cost

General and administrative expenses	$8,000
Management and administrative costs	$30,000
Legal Fees	$10,000
Auditor Fees	$12,000

Total	$60,000

Of the $60,000 that we require for the next 12 months, we had $541.49 in cash as of November 30, 2017, and a working capital deficit of $516,572. In order to improve our liquidity, we plan pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2018.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2018.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2017.

Our operating results for the year ended November 30, 2017 are summarized as follows in comparison to our operating results for the same period ended November 30, 2016:

	Year Ended
	November 30, 2017	November 30, 2016

Revenue	Nil	Nil
Operating Expenses	$29,163	$37,121
Net Loss	$52,662	60,087
REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2017 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2016:

	Year Ended
	November 30, 2017	November 30, 2016

Accounting and Legal	$19,105	$17,905
Consulting fees	$-	$12,093
Transfer agent and filing fees	$9,508	$6,939
General and Administrative	$550	$184
The increase in accounting and legal expenses and transfer agent and filing fees for the year ended November 30, 2017, compared to the same period in fiscal 2016, was mainly due to activity related to additional resources being used by the Company to secure debt financing.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2017	At November 30, 2016	Percentage Increase/Decrease

Current assets	$541	$592	(8.6%)
Current liabilities	$517,113	$501,759	3.06%
Working capital	$(516,572)	$(501,167)	3.1%

CASH FLOWS

	Year Ended
	November 30, 2017	November 30, 2016

Net cash from (used in) operations	$(32,051)	$(33,408)
Net cash (used in) investing activities	$-	-
Net cash provided by financing activities	$32,000	$34,000
Increase (Decrease) In Cash During The Period	$(51)	$592

We had cash in the amount of 541 as of November 30, 2017 as compared to $592 as of November 30, 2016. We had working capital deficiency of $516,572 as of November 30, 2017 compared to a working capital deficiency of $501,167 as of November 30, 2016.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2017 and 2016, respectively, we had $0 and $0 of unrestricted cash to be used for future business operations. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, our bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First American Silver Corp.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of First American Silver Corp. as of November 30, 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended November 30, 2017, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of First American Silver Corp. as of November 30, 2016, were audited by other auditors whose report dated March 15, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First American Silver Corp.

We have audited the accompanying balance sheet of First American Silver Corp. as of November 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. First American Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Silver Corp. as of November 30, 2016, the results of their operations, and their cash flows, for the year ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
March 15, 2017

FIRST AMERICAN SILVER CORP.
BALANCE SHEETS
NOVEMBER 30, 2017 AND 2016

	2017	2016
ASSETS

Current Assets
Cash	$541	$592
Total Current Assets	541	592

Other Assets
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$1,132	$1,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$106,328	$148,274
Accounts payable – related parties	7,085	7,085
Accrued interest – related parties	39,017	13,717
Due to related parties	34,817	34,817
Notes payable to related parties – current portion	329,866	297,866
Total Current Liabilities	517,113	501,759

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 62,892,211 shares issued and outstanding (62,892,211 – 2016)	62,892	62,892
Additional paid-in capital	1,206,875	1,169,618
Common stock payable	15,120	15,120
Accumulated deficit	(1,800,868)	(1,748,206)
Total Stockholders’ Equity (Deficit)	(515,981)	(500,576)

Total Liabilities and Stockholders' Equity (Deficit)	$1,132	$1,183

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

	Year Ended November 30, 2017	Year Ended November 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Accounting and legal	19,105	17,905
Consulting fees	-	12,093
Transfer agent and filing fees	9,508	6,939
General and administrative	550	184
TOTAL OPERATING EXPENSES	29,163	37,121

LOSS FROM OPERATIONS	(29,163)	(37,121)

OTHER INCOME (EXPENSES)
Debt forgiveness	1,800	-
Interest expense	(25,299)	(22,966)
TOTAL OTHER INCOME (EXPENSE)	(23,499)	(22,966)

LOSS BEFORE PROVISION FOR INCOME TAX	(52,662)	(60,087)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(52,662)	$(60,087)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,892,211	62,700,197

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)\
AS OF NOVEMBER 30, 2017

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, November 30, 2015	62,050,567	62,051	1,165,865	15,120	(1,688,119)	(445,083)

Common stock issued for services	841,644	841	3,753	-	-	4,594
Net loss for the year ended November 30, 2016	-	-	-	-	(60,087)	(60,087)

Balance, November 30, 2016	62,892,211	62,892	1,169,618	15,120	(1,748,206)	(500,576)

Forgiveness of debt	-	-	37,257	-	-	37,257
Net loss for the year ended November 30, 2017	-	-	-	-	(52,662)	(52,662)

Balance, November 30, 2017	62,892,211	$62,892	$1,206,875	$15,120	$(1,800,868)	$(515,981)

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

	Year ended November 30, 2017	Year ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(52,662)	$(60,087)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	-	4,594
Debt forgiveness	(1,800)	-
Stock payable for loan extension fees	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,068
Accounts payable	(2,889)	(1,181)
Accrued expenses	25,300	20,898
Due to related parties	-	300
Net Cash Used in Operating Activities	(32,051)	(33,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds – other	-	-
Proceeds from notes payable	32,000	34,000
Net Cash Provided by Financing Activities	32,000	34,000

Net Increase (Decrease) in Cash and Cash Equivalents	(51)	592
Cash and Cash Equivalents, Beginning of Period	592	-

Cash and Cash Equivalents, End of Period	$541	$592

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Forgiveness of debt	$39,057	$-

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017

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

Risks and Uncertainties
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2017 and 2016, respectively, the Company had $541 and $592 of unrestricted cash to be used for future business operations.

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
NOVEMBER 30, 2017

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2017, there have been no interest or penalties incurred on income taxes.

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
NOVEMBER 30, 2017

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

Reclassifications
Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

NOTE 3 – GOING CONCERN

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,800,868 as of November 30, 2017. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following at November 30, 2017:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$37,102
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$445
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$641
April 24, 2017	$10,000	8%	April 24, 2018	None	$482
June 19, 2017	$7,000	8%	June 19, 2018	None	$251
September 18, 2017	$6,000	8%	September 18, 2018	None	$96
Total	$329,866				$39,017

Notes payable transactions during the year-ended November 30, 2017 consisted of the following:

Balance, November 30, 2016	$297,866
Borrowings	32,000
Balance, November 30, 2017	$329,866

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid consulting fees totaling $0 and $12,093 to related parties for the years ended November 30, 2017 and 2016, respectively.

Notes payable owing to a related party is $329,866 (2016: $297,866).

Accrued interest owing to a related party is $39,017 (2016: $13,717).

Accounts payable owing to stockholder of $7,085 (2016: $7,085).

As at November 30, 2017 the Company owed $8,100 to its President and Director (2016: $8,100).

As at November 30, 2016, the Company owed $26,717 to its former President and Director (2016: $26,717).

NOTE 6 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of November 30, 2017, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at November 30, 2017, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

As at November 30, 2015, we had 62,050,567 common shares outstanding.

On February 16, 2016, the Company issued 769,315 share to its president valued at $4,231 based on the stock closing price on the date of the grant.

On April 20, 2016, the Company issued 72,329 share to its former president valued at $362 based on the stock closing price on the date of the grant.

During the year-ended November 30, 2017, the Company recorded debt forgiveness gain of $37,257 from an amount that was owed to a former related party of the Company.  As such, the forgiveness of debt has been recorded to Additional Paid in Capital.

As of November 30, 2017, we had 62,892,211 common shares outstanding.

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017

NOTE 7 – INCOME TAXES

For the years ended November 30, 2017 and 2016, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,800,868 at November 30, 2017, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current operations	$18,431	$20,430
Less: valuation allowance	(18,431)	(20,430)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows as of November 30, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$630,796	$594,365
Less: valuation allowance	(630,796)	(594,365)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year ended November 30, 2017	Year ended November 30, 2016

Accrued interest added to principal balance of note payable	$-	$56,116

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that, other than those events mentioned above, it does not have any material subsequent events to disclose in these financial statements.

On January 5, 2018, the Company entered into a Promissory Note agreement whereby the Company received $10,000.  The Promissory Note is repayable on January 5, 2019 and bears interest at the rate of 8% per year.

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

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2017 our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Brian Goss	President, Chief Executive Officer, Secretary, Treasurer and Director	39	March 17. 2016

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

BRIAN GOSS - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Mr. Goss brings several years of expertise to our company.  He has acted as a director of Lithium Corp. since 2014 and was an officer from 2014 to 2017. Mr. Goss served as officer and a director of Graphite  Corp.  July 9, 2012 through August 12, 2014.  Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project,  a Duluth Type high grade nickel and copper deposit in Michigan's Upper  Peninsula.  At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company,  Centerra Gold Inc., on the REN deposit where the exploration  team drilled deep exploration  holes using  pre-collars with core tails to contribute to the  expansion of the +2 million  ounce gold  deposit  that was  subsequently taken over by Barrick Gold.  Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008.  Mr. Goss has built Rangefront into a premier geological services  company that caters to a large spectrum of clients in the mining and minerals exploration industries

FAMILY RELATIONSHIPS

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer; and
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2017 and 2016 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Brian Goss (1)	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President,	2016		n/a		n/a		n/a		n/a		n/a		n/a		n/a		n/a
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

Mark Radom (2)	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President,	2016	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

(1)	Mr. Goss was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on March 17, 2016
(2)	Mr. Radom was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on December 3, 2014 and resigned in March 2016

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2017 there were no options granted to our named officers or directors, although effective as of December 3, 2014, our former chief executive officer, Mr. Radom, was entitled to receive 600,000 shares of our common stock annually as compensation for his service.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2017.

OPTION EXERCISES

During our Fiscal year ended November 30, 2017 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2017, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2013.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 12, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Thomas J. Menning 11380 S. Virginia Street, #2011 Reno, NV 89511	5,293,400 Common Shares	8.42%

Directors and Executive Officers as a Group	0	0%

Henry H. Tonking 546 Lantern Ct. Incline Village, NV 89451	6,000,000 Common Shares	9.54%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2018. As of March 12, 2018, there were 62,892,211 shares of our company's common stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2017 and for the fiscal year ended November 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	November 30, 2017	November 30, 2016

Audit & Review Fees	$9,600	$10,750
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil

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

10.5		License and Assignment Agreement between Thomas J. Menning and our company dated September 16, 2011 (incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

10.6		2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8		Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.9		$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

(31)		Rule 13a-14(a) / 15d-14(a) Certifications

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)		Section 1350 Certifications

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	*	Interactive Data File
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

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: March 14, 2018	/s/ Brian Goss
Brian Goss
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: March 14, 2018	/s/ Brian Goss
Brian Goss
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)