Form 10-Q
period 2018-02-28
First American Silver Corp.
filed 2018-04-16
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

62,892,211 common shares issued and outstanding as of April 13, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended February 28, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FIRST AMERICAN SILVER CORP.
BALANCE SHEETS
FEBRUARY 28, 2018

	February 28, 2018	November 30, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$5,605	$541
Total Current Assets	5,605	541

Other Assets
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$6,196	$1,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$108,723	$106,328
Accounts payable – related parties	7,085	7,085
Accrued interest – related parties	45,643	39,017
Due to related parties	34,817	34,817
Notes payable to related parties – current portion	339,866	329,866
Total Current Liabilities	536,134	517,113

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized,
62,892,211 shares issued and outstanding (62,892,211 – 2017)	62,892	62,892
Additional paid-in capital	1,206,875	1,206,875
Common stock payable	15,120	15,120
Accumulated deficit	(1,814,825)	(1,800,868)
Total Stockholders’ Equity (Deficit)	(529,938)	(515,981)

Total Liabilities and Stockholders' Equity (Deficit)	$6,196	$1,132

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(unaudited)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017

REVENUES	$-	$-

OPERATING EXPENSES
Accounting and legal	5,838	1,718
Transfer agent and filing fees	1,239	1,196
General and administrative	254	16
TOTAL OPERATING EXPENSES	7,331	2,930

LOSS FROM OPERATIONS	(7,331)	(2,930)

OTHER INCOME (EXPENSES)
Interest expense	(6,626)	(5,975)
TOTAL OTHER INCOME (EXPENSE)	(6,626)	(5,975)

LOSS BEFORE PROVISION FOR INCOME TAX	(13,957)	(8,905)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(13,957)	$(8,905)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	62,892,211	62,892,211

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SILVER CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(unaudited)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,957)	$(8,905)
Changes in operating assets and liabilities:
Accounts payable	2,395	(1,667)
Accrued expenses	6,626	5,975
Net Cash Used in Operating Activities	(4,936)	(4,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	9,000
Net Cash Provided by Financing Activities	10,000	9,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,064	4,403
Cash and Cash Equivalents, Beginning of Period	541	592

Cash and Cash Equivalents, End of Period	$5,605	$4,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

First American Silver Corp. was incorporated in the state of Nevada on April 29, 2008.  The Company’s principal office is located at 1031 Railroad St. Suite 102B, Elko NV 89801.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2018 and November 30, 2017, respectively, the Company had $5,605 and $541 of unrestricted cash to be used for future business operations.

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
FEBRUARY 28, 2018

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

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,814,825 as of February 28, 2018. Management continues to seek funding from its shareholders and other qualified investors.

The results for the three months ended February 28, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2018 and for the related periods presented.

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following at February 28, 2018:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$42,879
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$544
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$819
April 24, 2017	$10,000	8%	April 24, 2018	None	$679
June 19, 2017	$7,000	8%	June 19, 2018	None	$390
September 18, 2017	$6,000	8%	September 18, 2018	None	$214
January 5, 2018	$10,000	8%	January 5, 2019	None	$118
Total	$339,866				$45,643

Notes payable transactions during the three months ended February 28, 2018 consisted of the following:

Balance, November 30, 2017	$329,866
Borrowings	10,000
Balance, February 28, 2018	$339,866

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable owing to a related party is $339,866 (2017: $329,866).

Accrued interest owing to a related party is $45,643 (2017: $39,017).

Accounts payable owing to stockholder of $7,085 (2017: $7,085).

As at February 28, 2018 the Company owed $8,100 to its President and Director (2017: $8,100).

As at February 28, 2018, the Company owed $26,717 to its former President and Director (2017: $26,717).

NOTE 6 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of February 28, 2018, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at February 28, 2018, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

During the year-ended November 30, 2017, the Company recorded debt forgiveness gain of $37,257 from an amount that was owed to a former related party of the Company.  As such, the forgiveness of debt has been recorded to Additional Paid in Capital.

As of February 28, 2018 and November 30, 2017, we had 62,892,211 common shares outstanding.

FIRST AMERICAN SILVER CORP.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

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

Results of Operations

Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017

We had a net loss of $13,957 for the three month period ended February 28, 2018, which was $5,052 more than the net loss of $8,905 for the three month period ended February 28, 2017. The change in our results over the two periods is a result of an increase in legal and accounting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended February 28, 2018 and February 28, 2017:

	Three Months Ended February 28. 2018	Three Months Ended February 28, 2017	Change Between Three Month Periods Ended February 28, 2018 and February 28, 2017

Accounting and legal	$5,838	$1,718	$4,120
Transfer agent and filing fees	1,239	1,196	43
General and administrative	254	16	238
Interest/Other (income) expense	6,626	5,975	651
Net loss	$13,957	$8,905	$5,052

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2018 reflects current assets of $5,605.  We had cash in the amount of $5,605 and a working capital deficit in the amount of $530,529 as of February 28, 2018. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At February 28, 2018	At February 28, 2017

Current assets	$5,605	$541
Current liabilities	536,134	517,113
Working capital (deficiency)	$(530,529)	$(516,572)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	February 28, 2018	February 28, 20176

Net cash (used in) operating activities	$(4,936)	$(4,597)
Net cash provided by (used in) financing activities	10,000	9,000
Net (decrease) in cash during period	$5,064	$4,995

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2018 was $4,936, an increase of $339 from the $4,597 net cash outflow during the three months ended February 28, 2017.

Investing Activities

We had no investing activities during the three months ended February 28, 2018 and 2017.

Financing Activities

Cash used in financing activities during the three months ended February 28, 2018 was $10,000 as compared to $9,000 in cash provided by financing activities during the three months ended February 28, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$14,000
Professional fees	$10,000
Total	$24,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $5,605 as of February 28, 2018, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2018 and November 30, 2017, respectively, we had $5,605 and $541 of unrestricted cash to be used for future business operations.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2018, there have been no interest or penalties incurred on income taxes.

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

FIRST AMERICAN SILVER CORP.
(Registrant)

Dated: April 13, 2018	/s/ Brian Goss
Brian Goss
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)