Form 10-Q
period 2018-05-31
Century Cobalt Corp.
filed 2018-07-23
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 000-54327

CENTURY COBALT CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10100 Santa Monica Blvd., Suite 300, Century City, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 772-2209
(Registrant’s telephone number, including area code)

FIRST AMERICAN SILVER CORP.
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

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

62,892,211 common shares issued and outstanding as of July 23, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended May 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
BALANCE SHEETS
MAY 31, 2018

	May 31, 2018	November 30, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$336	$541
Prepaid expenses	5,588
Total Current Assets	5,924	541

Other Assets
Reclamation bond	591	591
Total Other Assets	591	591

Total Assets	$6,515	$1,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$69,894	$106,328
Accounts payable – related parties	7,085	7,085
Accrued interest – related parties	52,497	39,017
Due to related parties	38,170	34,817
Notes payable to related parties – current portion	339,866	329,866
Total Current Liabilities	507,512	517,113

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized,
62,892,211 shares issued and outstanding (62,892,211 – 2017)	62,892	62,892
Additional paid-in capital	1,206,875	1,206,875
Common stock payable	15,120	15,120
Accumulated deficit	(1,785,884)	(1,800,868)
Total Stockholders’ Equity (Deficit)	(500,997)	(515,981)

Total Liabilities and Stockholders' Equity (Deficit)	$6,515	$1,132

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
(unaudited)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Six Months Ended May 31, 2018	Six Months Ended May 31, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	13,073	8,631	18,911	10,349
Transfer agent and filing fees	4,295	5,265	5,534	6,461
Consulting	31,680	-	31,680	-
General and administrative	15,157	76	15,411	92
TOTAL OPERATING EXPENSES	64,205	13,972	71,716	16,902

LOSS FROM OPERATIONS	(64,205)	(13,972)	(71,536)	(16,902)

OTHER INCOME (EXPENSES)
Interest expense	(6,854)	(6,268)	(13,480)	(12,243)
Forgiveness of debt	100,000	-	100,000	-
TOTAL OTHER INCOME (EXPENSE)	93,146	(6,268)	86,520	(12,243)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	28,941	(20,240)	14,984	(29,145)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$28,941	$(20,240)	$14,984	$(29,145)

LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	62,892,211	62,892,211	62,892,211	62,892,211

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2018 AND 2017
(unaudited)

	Six Months Ended May 31, 2018	Six Months Ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$14,984	$(29,145)
Adjustment for non-cash working capital item
Forgiveness of debt	(100,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,588)	-
Accounts payable	63,566	(514)
Accrued expenses	13,480	12,243
Due to related parties	3,353	-
Net Cash Used in Operating Activities	(10,205)	(17,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	19,000
Net Cash Provided by Financing Activities	10,000	19,000

Net Increase (Decrease) in Cash and Cash Equivalents	(205)	1,584
Cash and Cash Equivalents, Beginning of Period	541	592

Cash and Cash Equivalents, End of Period	$336	$2,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Century Cobalt Corp. (formerly First American Silver Corp.) was incorporated in the state of Nevada on April 29, 2008.  The Company’s principal office is located at 1031 Railroad St. Suite 102B, Elko NV 89801.  The Company’s principal business activity is the identification and exploration of mineral properties for the purposes of discovering economical cobalt assets.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2018 and November 30, 2017, respectively, the Company had $336 and $541 of unrestricted cash to be used for future business operations.

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Century Cobalt Corp., Inc. will continue as a going concern.  The Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional debt or capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,785,884 as of May 31, 2018. Management continues to seek funding from its shareholders and other qualified investors.

The results for the three months ended May 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2018 and for the related periods presented.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include amounts paid to consultant for future services.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following at May 31, 2018:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$48,784
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$644
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,000
April 24, 2017	$10,000	8%	April 24, 2018	None	$881
June 19, 2017	$7,000	8%	June 19, 2018	None	$531
September 18, 2017	$6,000	8%	September 18, 2018	None	$336
January 5, 2018	$10,000	8%	January 5, 2019	None	$321
Total	$339,866				$52,497

Notes payable transactions during the six months ended May 31, 2018 consisted of the following:

Balance, November 30, 2017	$329,866
Borrowings	10,000
Balance, May 31, 2018	$339,866

NOTE 6 – FORGIVENESS OF DEBT

During the period ended May 31, 2018, a creditor of the Company waived a stale balance owing by the Company in the amount of $100,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable owing to a related party is $339,866 (2017: $329,866).

Accrued interest owing to a related party is $52,497 (2017: $39,017).

Accounts payable owing to stockholder of $7,085 (2017: $7,085).

As at May 31, 2018, the Company owed $56,717 to its former President and Director (2017: $26,717).

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of May 31, 2018 no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at May 31, 2018, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

During the year-ended November 30, 2017, the Company recorded debt forgiveness gain of $37,257 from an amount that was owed to a former related party of the Company.  As such, the forgiveness of debt has been recorded to Additional Paid in Capital.

As of May 31, 2018 and November 30, 2017, we had 62,892,211 common shares outstanding.

NOTE 9 – SUBSEQUENT EVENTS

On June 15, 2018, the Company changed it’s name from First American Silver Corp. to Century Cobalt Corp.

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

On June 18, 2018, we changed our name from "First American Silver Corp." to “Century Cobalt Corp”, by way of a merger with our wholly owned subsidiary Century Cobalt Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties.

Our name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 18, 2018, on which date we adopted the new stock symbol "CCOB”

Our Current Business

In 2014, we abandoned our mineral property business and initiated efforts to enter a new line of business. To-date, although our company has engaged in a number of negotiations in respect of new business lines, we have not yet consummated any transactions or started any new commercial activities.

Results of Operations

Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

We had a net income of $28,941 for the three month period ended May 31, 2018 which was $49,181 more than the net loss of $20,240 for the three month period ended May 31, 2017. The change in our results over the two periods is a result of a forgiveness of debt from a creditor that occurred during the period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended May 31, 2018 and May 31, 2017:

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Change Between Three Month Periods Ended May 31, 201 and May 31, 2017

Accounting and legal	$13,073	$8,631	$4,442
Consulting fees	31,680	-	31,680
Transfer agent and filing fees	4,295	5,265	(970)
General and administrative	15,157	76	15,081
Interest/Other (income) expense	6,854	6,268	586
Forgiveness of debt	(100,000)	-	(100,000)
Net loss	$(28,941)	$20,240	$(49,181)

Six Months Ended May 31, 2018 Compared to the Six Months Ended May 31, 2017

We had a net income of $14,984 for the six month period ended May 31, 2018, which was $44,129 more than the net loss of $29,145 for the six month period ended May 31, 2017. The change in our results over the two periods is a result of a forgiveness of debt from a creditor that occurred during the period.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended May 31, 2018 and May 31, 2017:

	Six Months Ended May 31, 2018	Six Months Ended May 31, 2017	Change Between Six Month Periods Ended May 31, 2018 and May 31, 2017

Accounting and legal	$18,911	$10,349	$8,562
Consulting fees	31,680	-	31,680
Transfer agent and filing fees	5,534	6,461	(927)
General and administrative	15,411	92	15,319
Forgiveness of debt	(100,000)	-	(100,000)
Interest	13,480	12,243	1,237
Net loss	$(14,984)	$29,145	$(44,129)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2018 reflects current assets of $5,924.  We had cash in the amount of $336 and a working capital deficit in the amount of $500,997 as of May 31, 2018 We have insufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At May 31, 2018	At November 30 2017

Current assets	$5,924	$541
Current liabilities	507,512	517,113
Working capital	$(500,997)	$(516,572)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	May 31, 2018	May 31, 2017

Net cash (used in) operating activities	$(10,205)	$(17,416)
Net cash (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	10,000	19,000
Net (decrease) in cash during period	$(205)	$1,584

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2018 was $10,205, a decrease of $7,211 from the $17,416 net cash outflow during the six months ended May 31, 2017.

Investing Activities

The Company had no investing activities during the periods ends May 31, 2018 and 2017,

Financing Activities

Cash provided by financing activities during the six months ended May 31, 2018 was $10,000 as compared to $19,000 in cash provided by financing activities during the six months ended May 31, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$14,000
Professional fees	10,000
Total	$24,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $336 as of May 31, 2018, we estimate that we have insufficient cash to sustain our basic operations for the next twelve months.

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

Critical Accounting Policies

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). Our company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2018 and May 31, 2017, respectively, we had $336 and $541 of unrestricted cash to be used for future business operations.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2018, there have been no interest or penalties incurred on income taxes.

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

Office Lease

Our principal office is located at 10100 Santa Monica Blvd., Suite 300, Century City, Los Angeles, CA and is provided to us at no cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2	By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3	Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5	Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.6	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on June 25, 2018).

Exhibit Number	Description

(10)	Material Contracts

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

CENTURY COBALT CORP.
(Registrant)

Dated: July 23, 2018	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)