Form 10-Q
period 2018-08-31
Century Cobalt Corp.
filed 2018-10-22
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

74,142,211 common shares issued and outstanding as of October 22, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended August 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
BALANCE SHEETS
AUGUST 31, 2018

	August 31, 2018	November 30, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$165	$541
Prepaid expenses	236,528	-
Total Current Assets	236,693	541

Other Assets
Resource property	378,000	-
Reclamation bond	-	591
Total Other Assets	378,000	591

Total Assets	$614,693	$1,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$53,688	$106,328
Accounts payable – related parties	32,635	7,085
Accrued interest – related parties	60,282	39,017
Due to related parties	97,513	34,817
Notes payable to related parties – current portion	479,566	329,866
Total Current Liabilities	723,684	517,113

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 65,392,211 shares issued and outstanding (62,892,211 – 2017)	65,392	62,892
Additional paid-in capital	1,429,375	1,206,875
Common stock payable	310,120	15,120
Accumulated deficit	(1,913,878)	(1,800,868)
Total Stockholders’ Equity (Deficit)	(108,991)	(515,981)

Total Liabilities and Stockholders' Equity (Deficit)	$614,693	$1,132

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2018 AND 2017
(unaudited)

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Nine Months Ended August 31, 2018	Nine Months Ended August 31, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	21,222	3,707	40,133	14,056
Transfer agent and filing fees	5,196	1,410	10,730	7,871
Consulting	48,063	-	79,743	-
Exploration	9,842	-	9,842	-
General and administrative	35,886	413	51,297	505
TOTAL OPERATING EXPENSES	120,209	5,530	191,745	22,432

LOSS FROM OPERATIONS	(120,209)	(5,530)	(191,745)	(22,432)

OTHER INCOME (EXPENSES)
Interest expense	(7,785)	(6,500)	(21,265)	(18,743)
Forgiveness of debt	-	-	100,000	-
TOTAL OTHER INCOME (EXPENSE)	(7,785)	(6,500)	78,735	(18,743)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(127,994)	(12,030)	(113,010)	(41,175)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(127,994)	$(12,030)	$(113,010)	$(41,175)

LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	63,496,607	62,806,567	63,096,676	62,806,567

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2018 AND 2017
(unaudited)

	Nine Months Ended August 31, 2018	Nine Months Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(113,010)	$(41,175)
Adjustment for non-cash working capital item
Forgiveness of debt	(100,000)	-
Write off of reclamation bond	591	-
Consulting fees issued for stock	18,889	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,417)	-
Accounts payable	72,910	(3,276)
Accrued expenses	21,265	18,743
Due to related parties	62,696	-
Net Cash Used in Operating Activities	(42,076)	(25,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	149,700	26,000
Net Cash Provided by Financing Activities	149,700	26,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of resource property	(108,000)	-
Net Cash Provided by Financing Activities	(108,000)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(376)	292
Cash and Cash Equivalents, Beginning of Period	541	592

Cash and Cash Equivalents, End of Period	$165	$884

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH TRANSACTIONS
Common stock issued for mineral property	$270,000	$-
Common stock issued for consulting fees	$250,000	$-

The accompanying notes are an integral part of these financial statements

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2018
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Century Cobalt Corp. (formerly First American Silver Corp.) was incorporated in the state of Nevada on April 29, 2008.  The Company’s principal office is located at 10100 Santa Monica Boulevard, Suite 300, Century City, California 90067.  The Company’s principal business activity is the identification and exploration of mineral properties for the purposes of discovering economical cobalt assets.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2018 and November 30, 2017, respectively, the Company had $165 and $541 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2018, there have been no interest or penalties incurred on income taxes.

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $1,913,000 as of August 31, 2018. Management continues to seek funding from its shareholders and other qualified investors.

The results for the three and nine months ended August 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2018 and for the related periods presented.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2018

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include amounts paid to a consultant for future services and the OTCBB for prepaid listing fees.

Prepaid expenses are as follows:

Description	August 31, 2018	November 30, 2017

Consulting	$231,111	$-
Listing Fees	5,417	-
Total	$236,528	$-

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions.  The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims.  Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following at August 31, 2018:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$54,690
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$745
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,182
April 24, 2017	$10,000	8%	April 24, 2018 (Default)	None	$1,083
June 19, 2017	$7,000	8%	June 19, 2018 (Default)	None	$672
September 18, 2017	$6,000	8%	September 18, 2018 (Default)	None	$456
January 5, 2018	$10,000	8%	January 5, 2019	None	$522
July 27, 2018	$31,700	12%	July 27, 2019	None	$364
August 15, 2018	$108,000	12%	August 15, 2019	None	$568
Total	$479,566				$60,282

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2018

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES (continued)

Notes payable transactions during the nine months ended May 31, 2018 consisted of the following:

Balance, November 30, 2017	$329,866
Borrowings	149,700
Balance, August 31, 2018	$479,566

NOTE 7 – FORGIVENESS OF DEBT

During the period ended August 31, 2018, a creditor of the Company waived a stale balance owing by the Company in the amount of $100,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable owing to a related party is $479,566 (2017: $329,866).

Accrued interest owing to a related party is $60,282 (2017: $39,017).

Accounts payable owing to stockholder of $32,635 (2017: $7,085).

As at August 31, 2018, the Company owed $97,513 to its former President and Director (2017: $34,817).

During the three and nine months ended August 31, 2018, the Company paid $25,500 in consulting fees to it’s President.

NOTE 9 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of May 31, 2018 no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at August 31, 2018, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

During the year-ended November 30, 2017, the Company recorded debt forgiveness gain of $37,257 from an amount that was owed to a former related party of the Company.  As such, the forgiveness of debt has been recorded to Additional Paid in Capital.

On August 7, 2018, the Company issued 2,500,000 common shares as per a property acquisition agreement.

As of August 31, 2018, we had 65,392,211 (November 30, 2017: 62,892,211) common shares outstanding.

NOTE 10 – SUBSEQUENT EVENTS

On September 10, 2018, we issued 500,000 common shares to retire common stock payable.

On September 13, 2018, we issued 250,000 common shares to retire common stock payable.

On September 18, 2018, we issued 5,500,000 common shares to retire common stock payable.

On October 19, 2018, we issued 2,500,000 common shares to retire common stock payable.

Subsequent to the period end, the Company has received an aggregate of $87,500 of loans which are unsecured, non-interest bearing and have no specific terms of repayment.

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

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions.  The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims.  Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares of common stock (the “Consideration Shares”). We have assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock to Plateau upon listing on a recognized stock exchange; and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasiblity study on the property.

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position is our President and Chief Executive Officer. The agreement has a three year term, commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement.  Prior to August 1, 2018, the Company had a verbal agreement with Mr. Stanbury whereby he would bill the Company $8,500 per month which included June 2018 and July 2018.

Prior thereto on September 11, 2018 we entered into a consulting agreement with Lester Kemp, whereby Mr. Kemp agreed to provide services as our Chief Technical Officer. The agreement has term expiring December 31, 2020, with the term having commenced on August 1, 2018. As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Kemp by issuing 250,000 restricted common shares of our capital stock.  In addition, Mr. Kemp shall be entitled to receive an additional 250,000 common shares after six months from the effective date of the agreement.

Results of Operations

Three Months Ended August 31, 2018 Compared to the Three Months Ended August 31, 2017

We had a net loss of $127,994 for the three month period ended August 31, 2018 which was $115,964 more than the net loss of $12,030 for the three month period ended August 31, 2017. The change in our results over the two periods is a result of increases in exploration, consulting, professional and general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended August 31, 2018 and August 31, 2017:

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Change Between Three Month Periods Ended August 31, 2018 and August 31, 2017

Accounting and legal	$21,222	$3,707	$17,515
Consulting fees	48,063	-	48,063
Transfer agent and filing fees	5,196	1,410	3,786
Exploration	9,842	-	9,842
General and administrative	35,886	413	35,473
Interest/Other (income) expense	7,785	6,500	1,285
Net loss	$127,994	$12,030	$115,964

Nine months Ended August 31, 2018 Compared to the Nine months Ended August 31, 2017

We had a net loss of $113,010 for the nine month period ended August 31, 2018, which was $71,835 more than the net loss of $41,175 for the nine month period ended August 31, 2017. The change in our results over the two periods is a result of increases in exploration, consulting, professional and general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended August 31, 2018 and August 31, 2017:

	Nine months Ended August 31, 2018	Nine months Ended August 31, 2017	Change Between Nine month Periods Ended August 31, 2018 and August 31, 2017

Accounting and legal	$40,133	$14,056	$26,077
Consulting fees	79,743	-	79,743
Transfer agent and filing fees	10,730	7,871	2,859
Exploration	9,843	-	9,843
General and administrative	51,297	505	50,792
Interest/Other (income) expense	(78,735)	18,743	(94,478)
Net loss	$113,010	$41,175	$71,835

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2018 reflects current assets of $236,693.  We had cash in the amount of $165 and a working capital deficit in the amount of $486,991 as of August 31, 2018 We have insufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At August 31, 2018	At November 30 2017

Current assets	$236,693	$541
Current liabilities	723,684	517,113
Working capital	$(486,991)	$(516,572)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine months Ended
	August 31, 2018	August 31, 2017

Net cash (used in) operating activities	$(42,076)	$(25,708)
Net cash (used in) investing activities	(108,000)	Nil
Net cash provided by (used in) financing activities	149,700	26,000
Net (decrease) in cash during period	$(376)	$292

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2018 was $42,076, an increase of $16,368 from the $25,708 net cash outflow during the nine months ended August 31, 2017.

Investing Activities

Cash used in investing activities during the nine months ended August 31, 2018 was $108,000, which was a $108,000 increase from the $Nil cash used in investing activities during the nine months ended August 31, 2017.   The  increase was a result of expenditures related to the acquisition of a resource property.

Financing Activities

Cash used in financing activities during the nine months ended August 31, 2018 was $149,700 as compared to $26,000 in cash provided by financing activities during the nine months ended August 31, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Payments due under property purchase agreement	$108,000
General and administrative expenses	180,000
Professional fees	60,000
Total	$348,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $165 as of August 31, 2018, we estimate that we have insufficient cash to sustain our basic operations for the next twelve months.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2018 and November 30, 2017, respectively, we had $165 and $541 of unrestricted cash to be used for future business operations.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2018, there have been no interest or penalties incurred on income taxes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position is our President and Chief Executive Officer. The agreement has a three year term, commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement.  Prior to August 1, 2018, the Company had a verbal agreement with Mr. Stanbury whereby he would bill the Company $8,500 per month which included June 2018 and July 2018.

Prior thereto on September 11, 2018 we entered into a consulting agreement with Lester Kemp, whereby Mr. Kemp agreed to provide services as our Chief Technical Officer. The agreement has term expiring December 31, 2020, with the term having commenced on August 1, 2018. As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Kemp by issuing 250,000 restricted common shares of our capital stock.  In addition, Mr. Kemp shall be entitled to receive an additional 250,000 common shares after six months from the effective date of the agreement.

Pursuant to the above consulting agreements, we have issued an aggregate of 5,250,000 shares of our common stock to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2	By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3	Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5	Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.6	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on June 25, 2018).

(10)	Material Contracts

10.6	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8	Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.9	$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

Exhibit Number		Description

10.10		Consulting Agreement with Alexander Stanbury dated September 14, 2018

10.11		Consulting Agreement with Lester Kemp dated September 11, 2018

(31)		Rule 13a-14(a) / 15d-14(a) Certifications

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)		Section 1350 Certifications

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	*	Interactive Data File

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

CENTURY COBALT CORP.
(Registrant)

Dated: October 22, 2018	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)