Form 10-K
period 2018-11-30
Century Cobalt Corp.
filed 2019-04-12
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-54327

Century Cobalt Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10100 Santa Monica Blvd., Suite 300, Century City, CA	90067
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) -772-2209

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 30, 2018 was $1,348,440 based on a $0.022 based on the last sales price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  77,248,120 as of April 11, 2019

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART 1

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

As used in this annual report, the terms "we", "us", "our", and "company" mean Century Cobalt Corp., unless the context clearly requires or states otherwise.

CORPORATE OVERVIEW

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

The address of our principal executive office is located at 10100 Santa Monica Blvd., Suite 300, Century City, CA 90067 USA.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CCOB".

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

On June 18, 2018, we changed our name from "First American Silver Corp." to “Century Cobalt Corp.”, by way of a merger with our wholly owned subsidiary Century Cobalt Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing cobalt mineral properties. Our name change became effective with the Over-the-Counter Markets at the opening of trading on June 18, 2018, on which date we adopted the new stock symbol "CCOB”.

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

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares of common stock (the “Consideration Shares”). We have assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock to Plateau upon listing on a recognized stock exchange; paying pending BLM fees for the claims in the amount of $108,000; and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasiblity study on the property.

Century Cobalt’s, acreage, known as the “Emperium Cobalt Project,” as noted above totals 13,900 Acres  / 5,625 Hectares, making it larger than the combined land claims of the 5 largest publicly traded companies currently active in the Idaho Cobalt Belt. The project is located approximately 16 miles (26 km) southwest of Salmon, Idaho.

Property Information:

The Idaho Cobalt Belt is a northwest-southeast trending belt of cobalt- and copper-bearing mineral deposits and prospects.

The belt is at least 40 miles long (64 km) and up to 6 miles (10 km) wide.

Between 1902 and 1968, millions of tonnes of ore were mined in the Idaho Cobalt Belt within the Blackbird Mining area.

Total past production from the Blackbird Mine (to the immediate west of our Emperium Cobalt Project) was roughly 2.4 million tons of ore containing 19 thousand tons of cobalt, with the mine reaching its maximum production in 1958 at annual output of 2,000 tons cobalt.

As the only primary cobalt mine in the US to date, the mine site became a superfund site and was cleaned up in the 1990s.

2019 Exploration Program

The company completed a preliminary 2018 exploration program in the Idaho Cobalt Belt. During the 2018 campaign, the location of two known historic mineral prospects on our property were confirmed and sampled.  In addition, a number of previously unknown prospects were also discovered by our exploration team and sampled. By 2018 year-end the Century field crew had collected over 800 soil samples and 150 rock samples, with the majority of the samples being sent for analysis to ALS Labs in Reno (NV). The results so far include:

Rock Samples:

0.1525% Co, 3.27 g/t Au, 27.7 g/t Ag, 4.38% Cu

149ppm Co, 12.9 g/t Au, 162 g/t Ag, 1.224% Cu

255 ppm Co, 4.89 g/t Au, 80.3 g/t Ag, 17.15% Cu

337ppm Co, 1.2 g/t Au, 62.2 g/t Ag, 16.85% Cu

6.93 g/t Au, 2690 g/t Ag, 2.62 % Cu, 5.53% Pb, 3.54% Zn

0.769 g/t Au, 522 g/t Ag, 13.15% Pb, 12% Zn

Soils Samples:

0.1175% Co, 11 ppm Cu and 299 ppm As

1.525% Cu, 0.2 g/t Au, 5.8g/t Ag and 1430 ppm As

0.998% Cu, 5 g/t Ag and 1630 ppm As

0.628% Cu, 0.188 g/t Au, 1.5g/t Ag and 1320 ppm As

0.278% Cu, 0.28 g/t Au, 13g/t Ag and 2180 ppm As

Cobalt Plus Co-Products

These early results confirm the strong Cobalt potential of the properties, while the findings for Copper (Cu), Gold (Au) and Silver (Ag), along with Lead (Pb) and Zinc (Zn) suggests co-products that could ultimately positively impact project economics.  Additionally, Arsenic (As), (like cobalt, a US Government-designated Critical Mineral), will be assessed as a potential co-product. Essential for the production of Gallium-Arsenide semiconductor chips, Arsenic is a key raw material for solar panels, telecoms applications, infrared and optical applications.

2019 Exploration Program

The company has recently completed a Satellite Thermal Study over its entire licence area, the results of which will be integrated into the company’s geological database and combined with the soil and rock samples to further define areas of interest.

To commence the company’s 2019 exploration program, a drone-mounted Magnetic Survey is planned in the coming months that will further enhance the Company’s growing understanding of the geology, structure and mineral potential of the licence area.  The company anticipates following up on a number of the promising targets generated so far, to identify those that warrant further investigation by trenching and drilling.

COMPETITION

The mineral exploration industry is highly competitive. We are a new exploration-stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

GOVERNMENT REGULATION

Any operations at our cobalt properties will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or to our cobalt properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property.

ENVIRONMENTAL REGULATIONS

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

RESEARCH AND DEVELOPMENT

We have not incurred any research and development expenditures over the past three fiscal years.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2019.

SUBSIDIARIES

Our sole wholly owned subsidiary is Emperium 1 Holdings Corp.

CORPORATE OFFICES

Our principal office is located at 10100 Santa Monica Blvd., Suite 300, Century City, CA 90067 USA. and is provided to us at no cost.

EMPLOYEES

We have no employees other than our chief executive officer, Alexander Stanbury with whom we entered into a service agreement on September 14, 2018.

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

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $1,172 as of November 30, 2018 and a working capital deficit of $745,343. We have also incurred a cumulative net loss of $2,577,305 from our inception on April 29, 2008 through November 30, 2018. We estimate that our average monthly operating expenses will be approximately $28,500, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 10, 2019, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, WE MAY NEVER DISCOVER A COMMERCIALLY EXPLOITABLE QUANTITY OF MINERALS, OUR BUSINESS MAY FAIL AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move our company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

WE HAVE NO KNOWN MINERAL RESERVES AND WE MAY NOT FIND ANY COBALT AND, EVEN IF WE FIND COBALT, IT MAY NOT BE IN ECONOMIC QUANTITIES. IF WE FAIL TO FIND ANY COBALT OR IF WE ARE UNABLE TO FIND COBALT IN ECONOMIC QUANTITIES, WE WILL HAVE TO SUSPEND OPERATIONS.

We have no known mineral reserves. Additionally, even if we find cobalt in sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any cobalt is recoverable, we do not know that this can be done at a profit. Failure to locate cobalt in economically recoverable quantities will cause us to suspend operations.

SUPPLIES NEEDED FOR EXPLORATION MAY NOT ALWAYS BE AVAILABLE. IF WE ARE UNABLE TO SECURE EXPLORATION SUPPLIES WE MAY HAVE TO DELAY OUR ANTICIPATED BUSINESS OPERATIONS.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL, WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in cobalt pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral resources and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUATION OF OUR OPERATIONS.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The business of mineral exploration and development is subject to substantial regulation under various countries’ laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of mineral resources and related products and other matters. Amendments to current laws and regulations governing operations and activities of mineral exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties and the mineral exploration industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions, which may adversely affect our exploration and development activities.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC MARKETS MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE or Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

ITEM 2. PROPERTIES

Our principal office is located at 5 Cameron Drive, North Fork, Idaho, 83466 and is leased to us at a monthly cost of $1,730.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC QB (formerly the OTC Bulletin Board (OTCBB) under the Symbol "CCOB". Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol "MAYT". On June 18, 2018 our symbol changed to "CCOB" in connection with the change of the name of our company from First American Silver Corp. to Century Cobalt Corp.

The following table reflects the high and low bid information for our common stock obtained from yahoo finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC QB

Quarter Ended	High $	Low $

November 30, 2018	0.18	0.08
August 31, 2018	0.18	0.03
May 31, 2018	0.04	0.02
February 28, 2018	0.03	0.015
November 30, 2017	0.012	0.012
August 31, 2017	0.0115	0.0115
May 31, 2017	0.01	0.01
February 29, 2017	0.018	0.014

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of April 11, 2019, there were 31 registered holders of record of our common stock and 77,248,120 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2018.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2018 and November 30, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$150,000
Legal Fees	$10,000
Auditor Fees	$12,000
Exploration	$150,000
Total	$347,000

Of the $347,000 that we require for the next 12 months, we had $1,172 in cash as of November 30, 2018, and a working capital deficit of $745,343. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2019.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2019.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2018.

Our operating results for the year ended November 30, 2018 are summarized as follows in comparison to our operating results for the same period ended November 30, 2017:

	Year Ended
	November 30, 2018		November 30, 2017

Revenue	$	Nil	$	Nil
Operating Expenses		$840,808		$29,163
Net Loss		$776,437		$52,662

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2018 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2017:

	Year Ended
	November 30, 2018	November 30, 2017

Accounting and Legal	$43,070	$19,105
Consulting fees	$604,800	$0
Transfer agent and filing fees	$15,946	$9,508
Exploration	$55,846	$0
General and Administrative	$121,146	$550

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2018	At November 30, 2017	Percentage Increase/Decrease

Current assets	$11,959	$541	2,100%
Current liabilities	$757,302	$517,113	46%
Working capital deficiency	$(745,343)	$(516,572)	44%

CASH FLOWS

	Year Ended
	November 30, 2018	November 30, 2017

Net cash from (used in) operations	$(174,444)	$(32,051)
Net cash (used in) investing activities	$(108,000)	$-
Net cash provided by financing activities	$283,075	$32,000
Increase (Decrease) In Cash During The Period	$631	$(51)

We had cash in the amount of 1,172 as of November 30, 2018 as compared to $541 as of November 30, 2017. We had working capital deficiency of $745,343 as of November 30, 2018 compared to a working capital deficiency of $516,572 as of November 30, 2017.

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

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2018 and November 30, 2017, respectively, the Company had $1,172 and $541 of unrestricted cash to be used for future business operations.

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

STOCK-BASED COMPENSATION

We account for employee stock-based compensation in accordance with the guidance of ASC Topic 718, COMPENSATION - STOCK COMPENSATION, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees, although our chief executive officer is entitled to receive 1,000,000 shares of common stock on annual basis.

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

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2018, there have been no interest or penalties incurred on income taxes.

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
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Century Cobalt Corp.
Formerly Known As: First American Silver Corp.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Century Cobalt Corp. as of November 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MICHAEL GILLESPIE & ASSOCIATES PLLC
We have served as the Company’s auditor since 2017.

Seattle, Washington
April 10, 2019

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2018 AND 2017

	November 30, 2018	November 30, 2017
ASSETS

Current Assets
Cash	$1,172	$541
Prepaid expenses	10,787	-
Total Current Assets	11,959	541

Other Assets
Resource property	248,000	-
Reclamation bond	-	591
Total Other Assets	248,000	591

Total Assets	$259,959	$1,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$81,280	$101,328
Accounts payable – related parties	27,870	12,085
Accrued interest	3,415	-
Accrued interest – related parties	71,231	39,017
Due to related parties	95,640	34,817
Notes payable – current portion	10,000	-
Notes payable to related parties – current portion	467,866	329,866
Total Current Liabilities	757,302	517,113

Non-current liabilities
Notes payable	114,575	-
Notes payable to related parties	20,500	-
Total Non-current Liabilities	135,075	-
Total Liabilities	895,792

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 74,142,211 shares issued and outstanding (62,892,211 – 2017)	74,142	62,892
Additional paid-in capital	1,815,625	1,206,875
Common stock payable	55,120	15,120
Accumulated deficit	(2,577,305)	(1,800,868)
Total Stockholders’ Equity (Deficit)	(632,418)	(515,981)

Total Liabilities and Stockholders' Equity (Deficit)	$259,959	$1,132

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Year Ended November 30, 2018	Year Ended November 30, 2017

REVENUES	$-	$-

OPERATING EXPENSES
Accounting and legal	43,070	19,105
Transfer agent and filing fees	15,946	9,508
Consulting	604,800	-
Exploration	55,846	-
General and administrative	121,146	550
TOTAL OPERATING EXPENSES	840,808	29,163

LOSS FROM OPERATIONS	(840,808)	(29,163)

OTHER INCOME (EXPENSES)
Interest expense	(35,629)	(25,299)
Forgiveness of debt	100,000	1,800
TOTAL OTHER INCOME (EXPENSE)	64,371	(23,499)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(776,437)	(52,662)

PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	$(776,437)	$(52,662)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	65,218,238	62,892,211

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF NOVEMBER 30, 2018

						Total
			Additional			Stockholders’
	Common Stock		Paid in	Common Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, November 30, 2016	62,892,211	$62,892	$1,169,618	$15,120	$(1,748,206)	$(500,576)

Forgiveness of debt	-	-	37,257	-	-	37,257
Net loss for the year ended November 30, 2017	-	-	-	-	(52,662)	(52,662)

Balance, November 30, 2017	62,892,211	62,892	1,206,875	15,120	(1,800,868)	(515,981)

Shares issued for mineral property	3,500,000	3,500	136,500	-	-	140,000
Shares issued for services	7,750,000	7,750	472,250	-	-	480,000
Shares payable for services	-	-	-	40,000	-	40,000
Net Loss for the year ended November 30, 2018	-	-	-	-	(776,437)	(776,437)

Balance, November 30, 2018	74,142,211	$74,142	$1,815,625	$55,120	$(2,577,305)	$(632,418)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Year Ended November 30, 2018	Year Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(776,437)	$(52,662)
Adjustment for non-cash working capital item
Forgiveness of debt	(100,000)	(1,800)
Write off of reclamation bond	591	-
Consulting fees issued for stock and stock payable	511,380	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,167)	-
Accounts payable	79,952	(2,889)
Accounts payable – related parties	15,785	-
Accrued expenses	3,415	25,300
Accrued expenses – related parties	32,214	-
Due to related parties	60,823	-
Net Cash Used in Operating Activities	(174,444)	(32,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	283,075	32,000
Net Cash Provided by Financing Activities	283,075	32,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of resource property	(108,000)	-
Net Cash Provided by Financing Activities	(108,000)	-

Net Increase (Decrease) in Cash and Cash Equivalents	631	(51)
Cash and Cash Equivalents, Beginning of Period	541	592

Cash and Cash Equivalents, End of Period	$1,172	$541

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH TRANSACTIONS
Common stock issued for mineral property	$140,000	$-
Common stock issued for consulting fees	$520,000	$-

The accompanying notes are an integral part of these financial statements

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

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

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Emperium 1 Holdings Corp.  Emperium 1 Holdings Corp. was incorporated as a wholly owned subsidiary on October 8, 2018 by the Company through the issuance of 100 common shares at $0.01 per share for proceeds of $1. As Emperium 1 Holdings Corp. is a holding company and, as such, has no accounts or activity.  The Company owns 100% of the issued and outstanding shares of Emperium 1 Holdings Corp.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2018 and November 30, 2017, respectively, the Company had $1,172 and $541 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2018, there have been no interest or penalties incurred on income taxes.

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
NOVEMBER 30, 2018 AND 2017

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

Capitalization
Only assets with a cost of $5,000 and a useful life of over 2 years are capitalized.  All other costs are expensed in the period incurred.

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $2,577,000 as of November 30, 2018. Management continues to seek funding from its shareholders and other qualified investors.

These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2018, filed with the Securities and Exchange Commission.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include amounts paid to a consultant for future services and the OTCBB for prepaid listing fees.

Prepaid expenses are as follows:

Description	November 30, 2018	November 30, 2017

Consulting	$8,620	$-
Listing Fees	2,167	-
Total	$10,787	$-

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions.  The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC.  Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property.  The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property.  The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares.

NOTE 6 – FORGIVENESS OF DEBT

During the year ended November 30, 2018, a creditor of the Company waived a stale balance owing by the Company in the amount of $100,000.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at November 30, 2018:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$60,531
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$845
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,361
April 24, 2017	$10,000	8%	April 24, 2018 (Default)	None	$1,282
June 19, 2017	$7,000	8%	June 19, 2018 (Default)	None	$811
September 18, 2017	$6,000	8%	September 18, 2018 (Default)	None	$576
January 5, 2018	$10,000	8%	January 5, 2019	None	$721
April 17, 2018	$30,000	8%	April 17, 2019	None	$1,493
July 27, 2018	$31,700	12%	July 27, 2019	None	$1,313
August 15, 2018	$108,000	12%	August 15, 2019	None	$3,800
September 7, 2018	$15,000	12%	July 31, 2020	None	$415
September 12, 2018	$20,500	12%	August 15, 2020	None	$532
September 27, 2018	$10,000	12%	July 31, 2020	None	$210
October 10, 2018	$42,000	12%	July 31, 2020	None	$704
November 20, 2018	$7,905	12%	July 31, 2020	None	$26
November 20, 2018	$7,970	12%	July 31, 2020	None	$26
Total	$612,941				$74,646

Notes payable transactions during the year ended November 30, 2018 consisted of the following:

Balance, November 30, 2017	$329,866
Borrowings	283,075
Balance, November 30, 2018	$612,941

Repayment schedule of notes payable is as follows:

Year Due	Principal	Interest	Total

2019	$477,866	$107,956	$585,822
2020	135,075	30,372	165,447
Total	$612,941	$138,238	$751,269

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable owing to a related parties is $488,366 (2017: $329,866) and accrued interest owing to related parties is $71,231 (2017: $39,017).

As at November 30, 2018, accounts payable owing to stockholders and officers of the Company were $27,870 (2017: $12,085).

As at November 30, 2018, the Company owed $60,823 to its President and Director (2017: $Nil) and $34,817 to a Former President and Director (2017: $34,817).

During the year ended November 30, 2018, the Company paid $51,000 in consulting fees to it’s President and incurred $470,000 in consulting fees through the issuance of common stock.

NOTE 9 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of November 30, 2018 no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at November 30, 2018, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

During the year-ended November 30, 2017, the Company recorded debt forgiveness gain of $37,257 from an amount that was owed to a former related party of the Company.  As such, the forgiveness of debt has been recorded to Additional Paid in Capital.

On August 7, 2018, the Company issued 2,500,000 common shares at $0.04 per share, valued at $100,000, as per a property acquisition agreement.

On September 10, 2018, the Company issued 500,000 at $0.04 per share, valued at $20,000, common shares as per a property acquisition agreement.

On September 13, 2018, the Company issued 250,000 at $0.04 per share, valued at $10,000, common shares pursuant to a consulting agreement.

On September 18, 2018, the Company issued 5,000,000 common shares, at $0.04 per share, valued at $200,000, pursuant to a consulting agreement.

On September 18, 2018, the Company exercised an option to acquire additional mineral properties through the issuance of 500,000 common shares at $0.04 per share for a total value of $20,000.

On October 19, 2018, the Company issued 2,500,000 common shares at $0.04 per share, valued at $100,000, pursuant to a consulting agreement.

As of November 30, 2018, the Company had 74,142,211 (November 30, 2017: 62,892,211) common shares outstanding.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 10 – INCOME TAXES

For the years ended November 30, 2018 and 2017, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,577,305 at November 30, 2018, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following as of November 30, 2018 and 2017:

	2018	2017
Federal income tax benefit attributable to:
Current operations	$163,052	$11,059
Less: valuation allowance	(163,052)	(11,059)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of November 30, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$541,234	$378,182
Less: valuation allowance	(541,234)	(378,182)
Net deferred tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

On December 18, 2018, the Company received a loan of $25,000 bearing interest at 12% and due on July 31, 2020.

On January 24, 2019, the Company received a loan of $42,000 bearing interest at 12% and due on August 15, 2020.

On January 29, 2019, the Company issued 3,105,909 common shares to settle $341,650 in debt.

On February 18, 2019, the Company received a loan of $20,000 bearing interest at 12% and due on February 18, 2020.

On March 6, 2019, the Company received a loan of $10,000 bearing interest at 12% and due on August 15, 2020.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 12 – RESTATEMENT

The August 31, 2018 financial statements are being restated to restate the value of consideration paid on the acquisition of a mineral property, allocate the expenses to the proper period according to services performed, correcting mineral properties, accounts payable, common stock, additional paid in capital and operating expenses.

The following table summarizes changes made to the August 31, 2018 balance sheet.

	August 31, 2018
	As Reported	Adjustment	As Restated
Balance Sheet:
Current Assets	$236,693	$(221,457)	$15,236
Resource Property	378,000	(130,000)	248,000
Total assets	$614,693	$(351,457)	$263,236

Accounts payable	$53,688	$10,910	$54,598
Accounts payable – related parties	32,635	12,740	45,375
Due to related party	97,513	(10,907)	86,606
Accrued interest	-	886	886
Accrued interest – related party	60,282	2,993	63,275
Notes payable	-	41,700	41,700
Notes payable – related party	479,566	(11,700)	467,866
Total liabilities	723,684	46,622	770,306

Common stock	65,392	-	65,392
Additional paid-in capital	1,429,375	(125,000)	1,304,375
Common stock payable	310,120	(5,000)	305,120
Accumulated deficit	(1,913,878)	(268,079)	(2,181,957)
Total Stockholders’ Equity	(108,991)	(398,079)	(507,070)
Total liabilities and stockholders’ equity	$614,693	$(351,457)	$263,236

The following table summarizes changes made to the nine months ended August 31, 2018 Statement of Operations.

	For the nine months ended August 31, 2018
	As Reported	Adjustment	As Restated

Operating expenses	$191,745	$264,200	$455,945
Interest expense	21,265	3,879	25,144
Forgiveness of debt	(100,000)	-	(100,000)
Net Loss	$(113,010)	$268,079	$381,089

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 12 – RESTATEMENT (continued)

The May 31, 2018 financial statements are being restated to restate the value of consideration paid on the acquisition of a mineral property, allocate the expenses to the proper period according to services performed, correcting mineral properties, accounts payable, common stock, additional paid in capital and operating expenses.

The following table summarizes changes made to the May 31, 2018 balance sheet.

	May 31, 2018
	As Reported	Adjustment	As Restated
Balance Sheet:
Current Assets	$5,924	$(938)	$4,986
Deposit	591	-	591
Total assets	$6,515	$-	$5,577

Accounts payable	$69,894	$(46,844)	$23,050
Accounts payable – related parties	7,085	7,425	14,510
Due to related party	38,170	11,256	49,426
Accrued interest	-	320	320
Accrued interest – related party	52,497	(610)	51,887
Notes payable	-	10,000	10,000
Notes payable – related party	339,866	20,000	359,866
Total liabilities	507,512	1,547	509,059

Common stock	62,892	-	62,892
Additional paid-in capital	1,206,875	-	1,206,875
Common stock payable	15,120	-	15,120
Accumulated deficit	(1,785,884)	(2,485)	(1,788,369)
Total Stockholders’ Equity	(500,997)	(2,485)	(503,482)
Total liabilities and stockholders’ equity	$6,515	$-	$5,577

The following table summarizes changes made to the six months ended May 31, 2018 Statement of Operations.

	For the six months ended May 31, 2018
	As Reported	Adjustment	As Restated

Operating expenses	$71,536	$2,775	$74,311
Interest expense	13,480	(290)	13,190
Forgiveness of debt	(100,000)	-	(100,000)
Net Income (Loss)	$14,984	$2,485	$12,499

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of November 30, 2018 our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Alexander Stanbury	President, Chief Executive Officer, Secretary, Treasurer and Director	40	April 19, 2018

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ALEXANDER STANBURY - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. Mr Stanbury has over a decade’s experience working across Sub-Saharan Africa and in 2011, he founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance regarding growth strategies, project finance, and raising capital through institutional and private placements for companies within the Natural Resources sector.. Mr. Stanbury's prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP, and received training from the New York Institute of Finance.

Our company believes that Mr. Stanbury's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Ethics and Business Conduct will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Century Cobalt Corp., 11380 S. Virginia St., #2011, Reno, NV, 89511.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer; and
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2018 and 2017 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Alexander Stanbury (1)	2018		$51,000	$	Nil		$470,000	$	Nil	$	Nil	$	Nil	$	Nil		$521,000
President,
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

Brian Goss (2)	2018		$30,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Former President,	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

(1)	Mr. Stanbury was appointed on April 19, 2018, upon the resignation of Mr. Goss.
(2)	Mr. Goss was appointed President, Chief Executive Officer, Secretary, Treasurer and as a Director on March 17, 2016 and resigned on April 19, 2018.

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

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended November 30, 2018 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2018.

OPTION EXERCISES

During our Fiscal year ended November 30, 2018 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2018, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during fiscal 2018.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Alexander Stanbury	15,955,400	21%
Directors and Executive Officers as a Group	15,955,400	21%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2019. As of April 11, 2019, there were 77,248,120 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Alexander Stanbury. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2018 and for the fiscal year ended November 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2018	November 30, 2017

Audit Fees	$11,204	$9,600
Audit Related Fees	$0	Nil
Tax Fees	$0	Nil
All Other Fees	$11,204	$9,600

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

CENTURY COBALT CORP.
(Registrant)

Dated: April 12, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)