Form 10-K/A
period 2018-11-30
Century Cobalt Corp.
filed 2019-05-30
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-54327

Century Cobalt Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0579157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10100 Santa Monica Blvd., Suite 300, Century City, CA	90067
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) -772-2209

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

None		N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  77,248,120 as of April 11, 2019

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Century Cobalt Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended November 28, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2019 (the “Original Form 10-K”).

This Amendment No. 1 is being filed for the sole purpose of correcting an error regarding the proper disclosure of the sale of equity shares. The Original Form 10-K disclosed in the notes to financial statements,that on October 19, 2018, the Company issued 2,500,000 common shares at $0.04 per share, valued at $100,000, pursuant to a consulting agreement; however, the correct value of the 2,500,000 shares of the Company common stock was $.108 per share or $270,000.

As a result of the foregoing, the Company is filing this Amendment No. 1 to correct the value of the sale of equity shares of Common Stock.  The following sections of this Amendment No. 1 have been modified to disclose that on October 29, 2018, the value of 2,500,000 common shares of Company’s stock was $.108 per share or $270,000 (rather than $0.04 per share or $100,000):

Note 9 – CAPITAL STOCK in the notes to the Notes to Financial statements: “On October 19, 2018, the Company issued 2,500,000 common shares at $0.108 per share, valued at $270,000, pursuant to a consulting agreement.”

As required by the SEC, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1hereto.

Except as described above, the Company has not modified or updated the Original Form 10-K or the financial statements included therein or modified any disclosures contained in the Original Form 10-K.  Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Century Cobalt Corp.
Formerly Known As: First American Silver Corp.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Century Cobalt Corp. as of November 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington
April 10, 2019, except for Notes 9 (restated), as to which the date is May 28, 2019.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2018 AND 2017

	November 30, 2018	November 30, 2017
ASSETS

Current Assets
Cash	$1,172	$541
Prepaid expenses	10,787	-
Total Current Assets	11,959	541

Other Assets
Resource property	248,000	-
Reclamation bond	-	591
Total Other Assets	248,000	591

Total Assets	$259,959	$1,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$81,280	$101,328
Accounts payable – related parties	27,870	12,085
Accrued interest	3,415	-
Accrued interest – related parties	71,231	39,017
Due to related parties	95,640	34,817
Notes payable – current portion	10,000	-
Notes payable to related parties – current portion	467,866	329,866
Total Current Liabilities	757,302	517,113

Non-current liabilities
Notes payable	114,575	-
Notes payable to related parties	20,500	-
Total Non-current Liabilities	135,075	-
Total Liabilities	892,377	517,113

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 3,500,000,000 shares authorized, 74,142,211 shares issued and outstanding (62,892,211 – 2017)	74,142	62,892
Additional paid-in capital	1,815,625	1,206,875
Common stock payable	55,120	15,120
Accumulated deficit	(2,577,305)	(1,800,868)
Total Stockholders’ Equity (Deficit)	(632,418)	(515,981)

Total Liabilities and Stockholders' Equity (Deficit)	$259,959	$1,132

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at November 30, 2018:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016	$292,866	8%	May 1, 2017 (Default)	None	$60,531
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$845
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,361
April 24, 2017	$10,000	8%	April 24, 2018 (Default)	None	$1,282
June 19, 2017	$7,000	8%	June 19, 2018 (Default)	None	$811
September 18, 2017	$6,000	8%	September 18, 2018 (Default)	None	$576
January 5, 2018	$10,000	8%	January 5, 2019	None	$721
April 17, 2018	$30,000	8%	April 17, 2019	None	$1,493
July 27, 2018	$31,700	12%	July 27, 2019	None	$1,313
August 15, 2018	$108,000	12%	August 15, 2019	None	$3,800
September 7, 2018	$15,000	12%	July 31, 2020	None	$415
September 12, 2018	$20,500	12%	August 15, 2020	None	$532
September 27, 2018	$10,000	12%	July 31, 2020	None	$210
October 10, 2018	$42,000	12%	July 31, 2020	None	$704
November 20, 2018	$7,905	12%	July 31, 2020	None	$26
November 20, 2018	$7,970	12%	July 31, 2020	None	$26
Total	$612,941				$74,646

Notes payable transactions during the year ended November 30, 2018 consisted of the following:

Balance, November 30, 2017	$329,866
Borrowings	283,075
Balance, November 30, 2018	$612,941

Repayment schedule of notes payable is as follows:

Year Due	Principal	Interest	Total

2019	$477,866	$71,419	$549,285
2020	135,075	3,227	138,302
Total	$612,941	$74,646	$687,587

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

On October 19, 2018, the Company issued 2,500,000 common shares at $0.108 per share, valued at $270,000, pursuant to a consulting agreement (Restated).

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
President,
Chief
Executive
Officer,
Treasurer,
Secretary
and Director

Brian Goss (2)	2018		$30,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$30,000
Former President,	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
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

10.5	License and Assignment Agreement between Thomas J. Menning and our company dated September 16, 2011 (incorporated by reference to our Current Report filed on Form 8-K on October 14, 2011).

Exhibit Number		Description

10.6		2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.8		Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

(31)		Rule 13a-14(a) / 15d-14(a) Certifications

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)		Section 1350 Certifications

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	**	Interactive Data File
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

CENTURY COBALT CORP.
(Registrant)

Dated: May 28, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 28, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)