Form 10-Q
period 2019-02-28
Century Cobalt Corp.
filed 2019-05-31
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,248,120 Common shares issued and outstanding as of May 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended February 28, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS

	February 28, 2019	November 30, 2018
	(Unaudited)
Assets

Current assets:
Cash	$4,064	$1,172
Prepaid expenses	22,568	10,787
Total current assets	26,632	11,959

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$274,632	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$84,678	$81,280
Accounts payable - related parties	50,314	27,870
Accrued interest	7,594	3,415
Accrued interest - related parties	16,373	71,231
Due to related parties	68,923	95,640
Notes payable - current portion	10,000	10,000
Notes payable to related parties - current portion	195,000	467,866
Total current liabilities	432,882	757,302

Long term liabilities:
Notes payable	139,575	114,575
Notes payable to related parties	62,500	20,500
Total long term liabilities	202,075	135,075

Total liabilities	634,957	892,377

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
-0- preferred stock shares issued and outstanding as of February 28, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized
77,248,120 and 74,142,211 issued and outstanding as of February 28, 2019 and November 30, 2018, repectively	77,248	74,142
Additional paid-in capital	2,154,169	1,815,625
Common stock payable	68,106	55,120
Accumulated deficit	(2,659,848)	(2,577,305)
Total stockholders' equity (deficit)	(360,325)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$274,632	$259,959

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

	For the Three Months Ended
	February 28, 2019	February 28, 2018
Operating expenses:
Accounting and legal	$16,817	$5,838
Transfer agent and filing fees	4,710	1,239
Consulting	35,723	-
Exploration	2,083	-
General and administrative	25,105	254
Total operating expenses	84,438	7,331

Net operating income (loss)	(84,438)	(7,331)

Other income (expense):
Interest expense	(12,356)	(6,626)
Debt forgiveness	14,251	-
Total Other income (expense)	1,895	(6,626)

Net income (loss)	$(82,543)	$(13,957)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	75,902,226	62,892,211

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) -  (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

Balance at February 28, 2018	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,800,868)	$(515,981)

Shares payable for services					-	-		-
Net loss							(13,957)	(13,957)

Balance at February 28, 2018 (unaudited)	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,814,825)	$(529,938)

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$(2,577,305)	$(632,418)

Shares issued for services	3,105,909	3,106			338,544	-		341,650
Shares payable for services						12,986		12,986
Net loss							(82,543)	(82,543)

Balance at February 28, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,154,169	$68,106	$(2,659,848)	$(360,325)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net income (loss)	$(82,543)	$(13,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,456	-
Forgiveness of debt	(14,250)	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,251)	-
Accounts payable	(23,319)	2,395
Accounts payable expenses - related parties	22,444	6,626
Accrued expenses	4,179	-
Accrued expenses - related parties	8,176	-
Net cash used in operating activities	(84,108)	(4,936)

Cash flows from financing activities
Proceeds from notes payable to related parties - current portion	20,000	10,000
Proceeds from notes payable - long term portion	25,000	-
Proceeds from notes payable to related parties - long term portion	42,000	-
Net cash provided by financing activities	87,000	10,000

Net increase (decrease) in cash	2,892	5,064
Cash - beginning of the year	1,172	541
Cash - end of the year	$4,064	$5,605

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$4,456	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2019

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three ended February 28, 2019 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2018 filed with the Securities and Exchange Commission on May 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2019 and November 30, 2018, respectively, the Company had $4,064 and $1,172 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

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

Total stock-based compensation for a restricted stock grant and granting a stock option was $4,456 and $-0- for the three months ended February 28, 2019 and 2018, respectively.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2019, there have been no interest or penalties incurred on income taxes.

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
FEBRUARY 28, 2019

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $2,660,000 as of February 28, 2019. Management continues to seek funding from its shareholders and other qualified investors.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include stock-based compensation paid to a consultant for future services and the OTCBB for prepaid listing fees.

Prepaid expenses are as follows:

Description	February 28, 2019	November 30, 2018

Consulting	$17,151	$8,620
Listing Fees	5,417	2,167
Total	$22,568	$10,787

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at February 28, 2019:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016 (1)	$-	8%	May 1, 2017 (Default)	None	$-
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$943
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,539
April 24, 2017	$10,000	8%	April 24, 2018 (Default)	None	$1,479
June 19, 2017	$7,000	8%	June 19, 2018 (Default)	None	$950
September 18, 2017	$6,000	8%	September 18, 2018 (Default)	None	$694
January 5, 2018	$10,000	8%	January 5, 2019 (Default)	None	$918
April 17, 2018	$30,000	8%	April 17, 2019	None	$2,084
July 27, 2018	$31,700	12%	July 27, 2019	None	$2,251
August 15, 2018	$108,000	12%	August 15, 2019	None	$6,995
September 7, 2018	$15,000	12%	July 31, 2020	None	$858
September 12, 2018	$20,500	12%	August 15, 2020	None	$1,139
September 27, 2018	$10,000	12%	July 31, 2020	None	$506
October 10, 2018	$42,000	12%	July 31, 2020	None	$1,947
November 20, 2018	$7,905	12%	July 31, 2020	None	$260
November 20, 2018	$7,970	12%	July 31, 2020	None	$262
December 18, 2018	$25,000	12%	February 18, 2020	None	$592
January 14, 2019	$42,000	12%	August 15, 2020	None	$483
February 18, 2019	$20,000	12%	February 18, 2020	None	$67
Total	$407,075				$23,967

(1)
On January 8, 2019, the Company agreed to convert principle and interest of $341,650 into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation.  The common stock was valued at $0.11 per share. In-addition, the Company recognized $14,250 income from debt forgiveness for the portion of the Promissory note accrued interest not converted to the Company’s common stock. The Company calculated the fair value of the beneficial conversion feature on the debt modification as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of modification. The fair value of the conversion provision in connection with the note on the date of modification was $-0-.

Notes payable transactions during the three months ended February 28, 2019 consisted of the following:

Balance, November 30, 2018	$612,941
Borrowings	87,000
Less repayments	292,866
Balance, February 28, 2019	$407,075

Repayment schedule of notes payable is as follows:

Year Due	Principal	Interest	Total

2019	$225,500	$16,808	$242,308
2020	181,575	7,159	188,734
Total	$407,075	$23,967	$431,042

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable owing to related parties is $257,500 (2018: $488,366) and accrued interest owing to related parties is $16,373 (November 30, 2018: $71,231).

As at February 28, 2019, accounts payable owing to stockholders and officers of the Company were $50,314 (November 30, 2018: $27,870).

As at February 28, 2019, the Company owed $60,823 to its President and Directors (November 30, 2018: $60,823) and $8,100 to a Former President and Director (November 30, 2018: $34,817).

Beginning on June 1, 2018, the Company’s President is compensated with $8,500 a month which aggregated $25,500 and $-0- for the three months ended February 28, 2019 and 2018, respectively.

NOTE 9 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of February 28, 2019, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at February 28, 2019, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On September 18, 2018, the Company issued 5,000,000 common shares, at $0.04 per share, valued at $200,000, to the Company’s president pursuant to a consulting agreement.

On September 18, 2018, the Company exercised an option to acquire additional mineral properties through the issuance of 500,000 common shares at $0.04 per share for a total value of $20,000.

On October 19, 2018, the Company issued 2,500,000 common shares at $0.108 per share, valued at $270,000, to the Company’s president pursuant to a consulting agreement.

On January 8, 2019, the Company agreed to convert principle and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation.  The common stock was valued at $0.11 per share.

As of February 28, 2019, the Company had 77,248,120 (November 30, 2018: 74,142,211) common shares issued and outstanding.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

NOTE 10 – MATERIAL CONTRACT

On January 9, 2019, the Company entered an agreement with a consultant to head the Company’s Advisory Board to provide essential prospective on technology and public policy developments that are shaping the cobalt markets.  In addition, the consultant will provide press releases, additional messaging and focus on exploring potential relationships with major cobalt users.  The agreement terminates on December 31, 2019.  After December 31, 2019, the agreement automatically renews unless the Company or consultant provide 30 days written notice.  The consultant is compensated with a $5,000 retainer which commences the first of the month following the completion of the Company’s next capital raise. In addition, the Company granted the consultant a three-year option to purchase 250,000 shares of the Company’s unregistered common stock at $0.10 per share. The option vested as to 100,000 shares on the grant date, vests 100,000 shares on August 9, 2019 and 50,000 on January 9, 2020. The fair value of the option was $23,891. The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value option with the following assumptions:

Risk-free interest rate	2.54%
Expected life (in years)	3
Expected volatility	310.6%
Grant date fair value	$.097

NOTE 10 – SUBSEQUENT EVENTS

On March 6, 2019, the Company received a loan of $10,000 bearing interest at 12% and due on August 15, 2020.

On March 11, 2019, the Company signed a twelve-month lease agreement for a four-bedroom living unit.  The lease starts on April 1, 2019 and ends on March 31, 2020. The monthly rental is $1,200 and an aggregate of $14,400 over the term of the lease.

On April 1, 2019, the Company signed a six-month Option Agreement for sole and exclusive right and option to explore and evaluate the battery material (manganese + nickel + copper + cobalt) potential for property in the Chamberlain area of South Dakota, USA. The optionor provides the property free and clear of all liens, charges, encumbrances, claims, rights, or interest of any person subject to incurring or funding expenditures up to an aggregate of $10,000 within six months of signing this agreement.  On April 1, 2019, the Company will issue to the optionor 163,132 unregistered shares of the Company stock worth $20,000 or $0.1226 per shares (based on the 30-day average closing price as of April 1, 2019).  As of May 31, 2019, the subject shares have not been issued to the optionor. At the end of the six-month period, the Company has the right to extend the option period for 3 months by issuing the optionor an additional $20,000 of unregistered shares of the Company’s common based on the 30 days average closing price on the date of the extension.  At any time during the option periods, both parties agree to work towards signing a binding Exploration and Development Agreement in the event the initial exploration results on the subject properly prove encouraging.  The Company may terminate the agreement with 30 days written notice to the optionor.

On April 2, 2019, the Company signed a twelve-month lease agreement for office space.  The lease starts on 1 July, 2019 and ends on 30 June, 2020.  The monthly rental is $730.15 and an aggregate of $8,761.80 over the term of the lease.

On May 3, 2019, the Company received a loan of $25,000 bearing interest at 12% and due on July 31, 2020.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2019

NOTE 11 – RESTATEMENT

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
FEBRUARY 28, 2019

NOTE 11 – RESTATEMENT (continued)

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

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares of common stock (the “Consideration Shares”). We have assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock to Plateau upon listing on a recognized stock exchange; paying pending BLM fees for the claims in the amount of $100,595; and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasiblity study on the property.

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

Results of Operations

Three Months Ended February 28, 2019 Compared to the Three Months Ended February 28, 2018

We had a net loss of $82,543 for the three month period ended February 28, 2019 which was $68,586 more than the net loss of $13,957 for the three month period ended February 28, 2018. The change in our results over the two periods are primarily a result of an approximate 36,000 increase in consulting fees and stock based compensation paid to our new president and others, an approximate $25,000 increase in other general and administrative expenses from travel, rent expense, professional fees and other expenses necessary to launch our business, an approximate $11,000 increase in legal and accounting fees and an approximated increase $6,000 in interest expense for our new notes payable, offset by approximate $14,000 income from forgiveness of debt.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended February 28, 2019 and February 28, 2018:

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018	Change Between Three Month Periods Ended February 28, 2019 And February 28, 2018

Accounting and legal	$16,817	$5,838	$10,979
Transfer agent and filing fees	4,710	1,239	3,471
Consulting	35,723	-	35,723
Exploration	2,083	-	2,083
General and administrative	25,105	254	24,851
Interest/Other (income) expense	(1,895)	6,626	(8,521)
Net loss	$85,543	$13,957	$68,586

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2019 reflects current assets of $26,568.  We had cash in the amount of $4,064 and working capital deficit in the amount of $(406,250) as of February 28, 2019. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At February 28, 2019	At December 31, 2018

Current assets	$26,632	$11,959
Current liabilities	432,882	757,302
Working capital	$(406,250)	$(745,343)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.
Cash Flows

	Three months Ended
	February 28, 2019	February 28, 2018

Net cash (used in) operating activities	$(84,108)	$(4,936)
Net cash provided by financing activities	87,000	10,000
Net increase in cash during period	$2,892	$5,064

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2019 was $84,108, a $79,172increase from the $4,936 net cash outflow during the three months ended February 28, 2018.

Financing Activities

Cash provided by financing activities during the three months ended February 28, 2019 was $87,000 as compared to $10,000 in cash provided by financing activities during the three months ended February 28, 2018 from promissory notes payable.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$150,000
Legal Fees	$10,000
Auditor Fees	$12,000
Exploration	$150,000
Total	$347,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $4,064 as of February 28, 2019, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2019 and February 28, 2018, respectively, we had $4,064 and $1,172 of unrestricted cash to be used for future business operations.

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

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2019, there have been no interest or penalties incurred on income taxes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position as our President and Chief Executive Officer. The agreement has a three year term, effectively commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement. In addition, subsequently we issued a further 2,500,000 restricted common shares to Mr. Stanbury pursuant to the terms of his consulting agreement.

Prior thereto on September 11, 2018 we entered into a consulting agreement with Lester Kemp, whereby Mr. Kemp agreed to provide services as our Chief Technical Officer. The agreement has term expiring December 31, 2020, with the term having effectively commenced on August 1, 2018. As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Kemp by issuing 250,000 restricted common shares of our capital stock.  In addition, Mr. Kemp shall be entitled to receive an additional 250,000 common shares after six months from the effective date of the agreement.

On January 8, 2019, the Company agreed to convert principle and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation.  The common stock was valued at $0.11 per share.

Pursuant to the above consulting agreements, we have issued an aggregate of 7,750,000 shares of our common stock to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2	By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3	Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5	Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.6	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on June 25, 2018).

(10)	Material Contracts

10.1	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.2	Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.3	$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.4	Assignment Agreement dated effective August 7, 2018 between Oriental Rainbow Group Ltd. and Century Cobalt Corp.

10.5	Consulting Agreement with Alexander Stanbury, dated September 14, 2018.

10.6	Consulting Agreement with Lester Kemp, dated September 11, 2018.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101 **	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY COBALT CORP.
(Registrant)

Dated: May 31, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)