Form 10-Q/A
period 2019-02-28
Century Cobalt Corp.
filed 2019-06-04
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS

	February 28, 2019	November 30, 2018
	(Unaudited)
Assets

Current assets:
Cash	$4,064	$1,172
Prepaid expenses	22,568	10,787
Total current assets	26,632	11,959

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$274,632	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$84,678	$81,280
Accounts payable - related parties	50,314	27,870
Accrued interest	7,594	3,415
Accrued interest - related parties	16,373	71,231
Due to related parties	68,923	95,640
Notes payable - current portion	10,000	10,000
Notes payable to related parties - current portion	195,000	467,866
Total current liabilities	432,882	757,302

Long term liabilities:
Notes payable	139,575	114,575
Notes payable to related parties	62,500	20,500
Total long term liabilities	202,075	135,075

Total liabilities	634,957	892,377

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
-0- preferred stock shares issued and outstanding as of February 28, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized
77,248,120 and 74,142,211 issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	77,248	74,142
Additional paid-in capital	2,154,169	1,815,625
Common stock payable	68,106	55,120
Accumulated deficit	(2,659,848)	(2,577,305)
Total stockholders' equity (deficit)	(360,325)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$274,632	$259,959

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

Balance at November 30, 2017	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,800,868)	$(515,981)

Shares payable for services					-	-		-
Net loss							(13,957)	(13,957)

Balance at February 28, 2018 (unaudited)	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,814,825)	$(529,938)

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$(2,577,305)	$(632,418)

Shares issued for services	3,105,909	3,106			338,544	-		341,650
Shares payable for services						12,986		12,986
Net loss							(82,543)	(82,543)

Balance at February 28, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,154,169	$68,106	$(2,659,848)	$(360,325)

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

NOTE 11 – SUBSEQUENT EVENTS

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

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2019 was $84,108, a $79,172 increase from the $4,936 net cash outflow during the three months ended February 28, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2	By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3	Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5	Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.6	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on June 25, 2018).

(10)	Material Contracts

10.1	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.2	Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.3	$7,000 Convertible Promissory Note dated October 15, 2015 issued to Consorcio Empresarial Vesubio SA (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.4	Assignment Agreement dated effective August 7, 2018 between Oriental Rainbow Group Ltd. and Century Cobalt Corp. (incorporated by reference to our Current Report filed on Form 8-K on August 14, 2018).

10.5	Consulting Agreement with Alexander Stanbury, dated September 14, 2018. (incorporated by reference to Exhibit 10.10 to our Quarterly Report filed on Form 10-Q on October 22, 2018).

10.6	Consulting Agreement with Lester Kemp, dated September 11, 2018. (incorporated by reference to Exhibit 10.11 to our Quarterly Report filed on Form 10-Q on October 22, 2018).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101 *	Interactive Data File
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

CENTURY COBALT CORP.
(Registrant)

Dated: June 3, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)