Form 10-Q
period 2019-05-31
Century Cobalt Corp.
filed 2019-07-22
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 772-2209
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	CCOB	OTCQB
Preferred Stock	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,248,120 Common shares issued and outstanding as of July 22, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six-month period ended May 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS

		Restated
	May 31, 2019	November 30, 2018
	(Unaudited)
Assets
Current assets:
Cash	$25	$1,172
Prepaid expenses	17,479	10,787
Total current assets	17,504	11,959

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$265,504	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$102,885	$81,280
Accounts payable - related parties	63,790	27,870
Accrued interest	12,248	3,415
Accrued interest - related parties	23,769	71,231
Due to related parties	68,923	95,640
Notes payable - current portion	41,700	10,000
Notes payable to related parties - current portion	195,000	467,866
Total current liabilities	508,315	757,302

Long term liabilities:
Notes payable	132,875	114,575
Notes payable to related parties	72,500	20,500
Total long term liabilities	205,375	135,075

Total liabilities	713,690	892,377

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
-0- preferred stock shares issued and outstanding as of May 31, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized,
77,248,120 and 74,142,211 issued and outstanding as of May 31, 2019 and November 30, 2018, respectively	77,248	74,142
Additional paid-in capital	2,163,128	1,815,625
Common stock payable	85,120	55,120
Accumulated deficit	(2,773,682)	(2,577,305)
Total stockholders' equity (deficit)	(448,186)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$265,504	$259,959

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
		Restated		Restated
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Operating expenses:
Accounting and legal	$11,869	$15,014	$28,686	$20,852
Transfer agent and filing fees	5,571	1,263	10,281	2,583
Consulting	35,765	32,425	71,488	32,425
Exploration	30,840	-	32,923	-
General and administrative	17,740	18,228	42,845	18,451
Total operating expenses	101,785	66,980	186,223	74,311

Net operating income (loss)	(101,785)	(66,980)	(186,223)	(74,311)

Other income (expense):
Interest expense	(12,049)	(6,564)	(24,405)	(13,190)
Debt forgiveness	-	100,000	14,251	100,000
Total Other income (expense)	(12,049)	93,436	(10,154)	86,810

Net income (loss)	$(113,834)	$26,456	$(196,377)	$12,499

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding -
basic and diluted	77,248,120	62,892,211	76,582,568	62,892,211

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)  (UNAUDITED)

	Common Stock		Preferred Stock
					Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency
For the six months ended May 31, 2018

Balance at November 28, 2017	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,800,868)	$(515,981)

Net loss							12,499	12,499

Balance at May 31, 2018 (restated) (unaudited)	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,788,369)	$(503,482)

For the three months ended May 31, 2018

Balance at February 28, 2018	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,814,825)	$(529,938)

Net loss							26,456	26,456

Balance at May 31, 2018 (restated) (unaudited)	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$(1,788,369)	$(503,482)

For the six months ended May 31, 2019

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$(2,577,305)	$(632,418)

Shares issued for services	3,105,909	3,106			347,503	-		350,609
Shares payable for services					-	30,000		30,000
Net loss							(196,377)	(196,377)

Balance at May 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,163,128	$85,120	$(2,773,682)	$(448,186)

For the three months ended May 31, 2019

Balance at February 28, 2019	77,248,120	$77,248	-	$-	$2,154,169	$68,106	$(2,659,848)	$(360,325)

Shares issued for services	-	-			8,959			8,959
Shares payable for services						17,014		17,014
Net loss							(113,835)	(113,835)

Balance at May 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,163,128	$85,120	$(2,773,683)	$(448,187)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
 Statements of Cash Flow (Unaudited)

	For the Six Months Ended
		Restated
	May 31, 2019	May 31, 2018
Cash flows from operating activities:
Net income (loss)	$(196,377)	$12,499
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	32,768	-
Forgiveness of debt	(14,250)	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses	(501)	(4,650)
Accounts payable	(5,112)	21,722
Accounts payable expenses - related parties	35,920	2,425
Accrued expenses	8,833	12,870
Accrued expenses - related parties	15,572	320
Due to related parties	-	14,609
Net cash used in operating activities	(123,147)	(40,205)

Cash flows from financing activities
Proceeds from notes payable - current portion	-	10,000
Proceeds from notes payable to related parties - current portion	20,000	30,000
Proceeds from notes payable - long term portion	50,000	-
Proceeds from notes payable to related parties - long term portion	52,000	-
Net cash provided by financing activities	122,000	40,000

Net increase (decrease) in cash	(1,147)	(205)
Cash - beginning of the year	1,172	541
Cash - end of the year	$25	$336

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$32,768	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2019

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

The results for the three ended May 31, 2019 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2018 filed with the Securities and Exchange Commission on May 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2019 and November 30, 2018, respectively, the Company had $25 and $1,172 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Total stock-based compensation amounted to $28,311 and $-0- for the three months ended May 31, 2019 and 2018, respectively, and $32,767 and $-0- for the six months ended May 31, 2019 and 2018, respectively.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2019, there have been no interest or penalties incurred on income taxes.

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
MAY 31, 2019

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $2,774,000 as of May 31, 2019. Management continues to seek funding from its shareholders and other qualified investors.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include stock-based compensation paid to a consultant for future services and the OTCBB for prepaid listing fees.

Prepaid expenses are as follows:

Description	May 31, 2019	November 30, 2018

Consulting	$14,812	$8,620
Listing Fees	2,167	2,167
Other	500	-
Total	$17,479	$10,787

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

On April 1, 2019, the Company signed a six-month Option Agreement for sole and exclusive right and option to explore and evaluate the battery material (manganese + nickel + copper + cobalt) potential for property in the Chamberlain area of South Dakota, USA. The optionor provides the property free and clear of all liens, charges, encumbrances, claims, rights, or interest of any person subject to incurring or funding expenditures up to an aggregate of $10,000 within six months of signing this agreement.  On April 1, 2019, the Company granted to the optionor 163,132 unregistered shares of the Company stock worth $20,000 or $0.1226 per shares (based on the 30-day average closing price as of April 1, 2019).  At the end of the six-month period, the Company has the right to extend the option period for 3 months by issuing the optionor an additional $20,000 of unregistered shares of the Company’s common based on the 30 days average closing price on the date of the extension.  At any time during the option periods, both parties agree to work towards signing a binding Exploration and Development Agreement in the event the initial exploration results on the subject properly prove encouraging.  The Company may terminate the agreement with 30 days written notice to the optionor.

NOTE 6 – FORGIVENESS OF DEBT

During the year ended November 30, 2018, a creditor of the Company waived a stale balance owing by the Company in the amount of $100,000.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at May 31, 2019:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016 (1)	$-	8%	May 1, 2017 (Default)	None	$-
October 20, 2016	$5,000	8%	October 20, 2017 (Default)	None	$1,044
January 9, 2017	$9,000	8%	January 9, 2018 (Default)	None	$1,720
April 24, 2017	$10,000	8%	April 24, 2018 (Default)	None	$1,681
June 19, 2017	$7,000	8%	June 19, 2018 (Default)	None	$1,091
September 18, 2017	$6,000	8%	September 18, 2018 (Default)	None	$815
January 5, 2018	$10,000	8%	January 5, 2019 (Default)	None	$1,120
April 17, 2018	$30,000	8%	April 17, 2019 (Default)	None	$2,689
July 27, 2018	$31,700	12%	July 27, 2019	None	$3,209
August 15, 2018	$108,000	12%	August 15, 2019	None	$10,261
September 7, 2018	$15,000	12%	July 31, 2020	None	$1,312
September 12, 2018	$20,500	12%	August 15, 2020	None	$1,759
September 27, 2018	$10,000	12%	July 31, 2020	None	$809
October 10, 2018	$42,000	12%	July 31, 2020	None	$3,217
November 20, 2018	$7,905	12%	July 31, 2020	None	$499
November 20, 2018	$7,970	12%	July 31, 2020	None	$503
December 18, 2018	$25,000	12%	February 18, 2020	None	$1,347
January 24, 2019	$42,000	12%	August 15, 2020	None	$1,756
February 18, 2019	$20,000	12%	February 18, 2020	None	$671
March 6, 2019	$10,000	12%	August 15, 2020	None	$283
May 3, 2019	$25,000	12%	July 31, 2020	None	$230
Total	$442,075				$36,016

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

Notes payable transactions during the three months ended May 31, 2019 consisted of the following:

Balance, November 30, 2018	$612,941
Borrowings	122,000
Less repayments	292,866
Balance, May 31, 2019	$442,075

Repayment schedule of notes payable is as follows:

Year Due	Principal	Interest	Total

2019	$216,700	$23,632	$240,332
2020	225,375	12,384	237,759
Total	$442,075	$36,016	$478,091

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

On May 31, 2019, notes payable owing to related parties is $267,500 (November 30, 2018: $488,366) and accrued interest owing to related parties is $23,769 (November 30, 2018: $71,231).

As at May 31, 2019, accounts payable and compensation owing to stockholders and officers of the Company were $63,790 (November 30, 2018: $27,870).

As at May 31, 2019, the Company owed $60,823 to its President and Director (November 30, 2018: $60,823) and $ 8,100 to a Former President and Director (November 30, 2018: $34,817).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020.  Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week).  Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share.  In addition, on February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 share.  The cash compensation amounted to $1,953 and $2,425 for the three months ended May 31, 2019 and 2018, respectively, and $7,720 and $2,425 for the six months ended May 31, 2019 and 2018, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President.  Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year.  Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share.  In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President.  The shares were valued at $40,000 or $0.04 share.  The cash compensation amounted to $25,500 and $-0- for the three months ended May 31, 2019 and 2018, respectively, and $51,000 and $-0- for the six months ended May 31, 2019 and 2018, respectively.

NOTE 9 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of May 31, 2019, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at May 31, 2019, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 7, 2018, the Company issued 2,500,000 unregistered common shares at $0.04 per share, valued at $100,000, as per a property acquisition agreement.

On September 10, 2018, the Company issued 500,000 at $0.04 per share, valued at $20,000, unregistered common shares as per a property acquisition agreement.

On September 13, 2018, the Company issued 250,000 at $0.04 per share, valued at $10,000, unregistered common shares pursuant to a consulting agreement.

On September 18, 2018, the Company issued 5,000,000 unregistered common shares, at $0.04 per share, valued at $200,000, to the Company’s president pursuant to a consulting agreement.

On September 18, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of May 31, 2019, the shares have not been issued to the Company’s president.

On September 18, 2018, the Company exercised an option to acquire additional mineral properties through the issuance of 500,000 unregistered common shares at $0.04 per share for a total value of $20,000.

On October 19, 2018, the Company issued 2,500,000 unregistered common shares at $0.108 per share, valued at $270,000, to the Company’s president pursuant to a consulting agreement.

On January 8, 2019, the Company agreed to convert principle and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation.  The common stock was valued at $0.11 per share.

On February 1, 2019, the Company granted 250,000 at $0.04 per share, valued at $10,000, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO).  As of May 31, 2019, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of May 31, 2019, the shares have not been issued to the individual.

As of May 31, 2019, the Company had 77,248,120 (November 30, 2018: 74,142,211) common shares issued and outstanding.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 10 – MATERIAL CONTRACTS

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

NOTE 11 – SUBSEQUENT EVENTS

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company.  The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of July 22, 2019, the shares have not been issued to the consultant.

On June 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of June 30, 2020, an interest rate of 5% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 5% above the Bank of England Base Rate. The Company may draw the loan in installments of £50,000 ($31,735) at any time on or after the date of this agreement. The Company received the first installment on July 1, 2019 for $31,450.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 12 – RESTATEMENT

The August 31, 2018 financial statements are being restated to restate the value of consideration paid on the acquisition of a mineral property, allocate the expenses to the proper period according to services performed, correcting mineral properties, accounts payable, common stock, additional paid in capital and operating expenses.

The following table summarizes changes made to the August 31, 2018 balance sheet.

	August 31, 2018
	As Reported	Adjustment	As Restated
Balance Sheet:
Current Assets	$236,693	$(221,457)	$15,236
Resource Property	378,000	(130,000)	248,000
Total assets	$614,693	$(351,457)	$263,236

Accounts payable	$53,688	$10,910	$64,598
Accounts payable – related parties	32,635	12,740	45,375
Due to related party	97,513	(10,907)	86,606
Accrued interest	-	886	886
Accrued interest – related party	60,282	2,993	63,275
Notes payable	-	41,700	41,700
Notes payable – related party	479,566	(11,700)	467,866
Total liabilities	723,684	46,622	770,306

Common stock	65,392	-	65,392
Additional paid-in capital	1,429,375	(125,000)	1,304,375
Common stock payable	310,120	(5,000)	305,120
Accumulated deficit	(1,913,878)	(268,079)	(2,181,957)
Total Stockholders’ Equity	(108,991)	(398,079)	(507,070)
Total liabilities and stockholders’ equity	$614,693	$(351,457)	$263,236

The following table summarizes changes made to the nine months ended August 31, 2018 Statement of Operations.

	For the nine months ended August 31, 2018
	As Reported	Adjustment	As Restated

Operating expenses	$191,745	$264,200	$455,945
Interest expense	21,265	3,879	25,144
Forgiveness of debt	(100,000)	-	(100,000)
Net Loss	$(113,010)	$268,079	$381,089

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

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

Also, on June 8, 2010, we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June 2010, we had abandoned our former business plan of seeking to market vacation properties.

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

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position is our President and Chief Executive Officer. The agreement has a three-year term, commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement.

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

On January 9, 2019, the Company entered an agreement with a consultant to head the Company’s Advisory Board to provide essential prospective on technology and public policy developments that are shaping the cobalt markets.  In addition, the consultant will provide press releases, additional messaging and focus on exploring potential relationships with major cobalt users.  The agreement terminates on December 31, 2019.  After December 31, 2019, the agreement automatically renews unless the Company or consultant provide 30 days written notice.  The consultant is compensated with a $5,000 retainer which commences the first of the month following the completion of the Company’s next capital raise. In addition, the Company granted the consultant a three-year option to purchase 250,000 shares of the Company’s unregistered common stock.

On April 1, 2019, the Company signed a six-month Option Agreement for sole and exclusive right and option to explore and evaluate the battery material (manganese + nickel + copper + cobalt) potential for property in the Chamberlain area of South Dakota, USA. The optionor provides the property free and clear of all liens, charges, encumbrances, claims, rights, or interest of any person subject to incurring or funding expenditures up to an aggregate of $10,000 within six months of signing this agreement.  On April 1, 2019, the Company granted to the optionor 163,132 unregistered shares of the Company stock.  At the end of the six-month period, the Company has the right to extend the option period for 3 months by issuing the optionor an additional $20,000 of unregistered shares of the Company’s common based on the 30 days average closing price on the date of the extension.  At any time during the option periods, both parties agree to work towards signing a binding Exploration and Development Agreement in the event the initial exploration results on the subject properly prove encouraging.  The Company may terminate the agreement with 30 days written notice to the optionor.

Results of Operations

Three Months Ended May 31, 2019 Compared to the Three Months Ended May 31, 2018

We had a net loss of $113,834 for the three-month period ended May 31, 2019 which was $140,290 lower than the net income of $26,456 for the three-month period ended May 31, 2018. The change in our net loss over the two periods are primarily a result of an approximate $31,000 increase in exploration fees for potential mining operations, an approximate $1,000 increase in consulting fees and stock based compensation paid to our new president and others, an approximate $12,000 increase in other general and administrative expenses from travel, rent expense, professional fees and other expenses necessary to launch our business, an approximate $1,000 increase in professional fees, $5,000 increase in interest expense for our new notes payable, $100,000 debt forgiveness from the three months ended May 31, 2018, offset by approximate $10,000 decrease in rent expense with fewer properties under lease.

Six Months Ended May 31, 2019 Compared to the Six Months Ended May 31, 2018

We had a net loss of $196,377 for the six-month period ended May 31, 2019 which was $208,876 lower than the net income of $12,499 for the six-month period ended May 31, 2018. The change in net loss between the two periods are primarily a result of an approximate $31,000 increase in exploration fees for potential mining operations, an approximate $37,000 increase in consulting fees and stock based compensation paid to our new president and others, an approximate $27,000 increase in other general and administrative expenses from travel, rent expense, professional fees and other expenses necessary to launch our business, an approximate $15,000 increase in professional fees, $115,000 increase in interest expense for our new notes payable, and an approximate $86,000 decrease in debt forgiveness income.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2019 reflects current assets of $17,479.  We had cash in the amount of $25 and working capital deficit in the amount of $490,811 as of May 31, 2019. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended May 31, 2019 was $123,147, a $82,942 increase from the $40,205 net cash outflow during the three months ended May 31, 2018 as a result of our work towards building the business.

Financing Activities

Cash provided by financing activities during the three months ended May 31, 2019 was $122,000 as compared to $40,000 in cash provided by financing activities during the three months ended May 31, 2018 from promissory notes payable from corporations and related parties.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$150,000
Legal Fees	$10,000
Auditor Fees	$12,000
Exploration	$150,000
Total	$347,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $5,000 per month.   Due to our current cash position of approximately $25 as of May 31, 2019, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2019 and May 31, 2018, respectively, we had $25 and $1,172 of unrestricted cash to be used for future business operations.

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

Stock-based Compensation

Our company accounts for employee and non-employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees and non-employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2019, there have been no interest or penalties incurred on income taxes.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position as our President and Chief Executive Officer. The agreement has a three-year term, effectively commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement. In addition, subsequently we issued a further 2,500,000 restricted common shares to Mr. Stanbury pursuant to the terms of his consulting agreement.

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

On April 1, 2019, the Company granted 163,132 unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. The shares were valued at $20,000, As of July 22, 2019, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company.  The Consultant is compensated with 50,000 shares of the Company’s common stock valued at $4,990 per share. As of July 22, 2019, the shares have not been issued to the consultant.

Pursuant to the above consulting agreements, we have issued an aggregate of 8,000,000 shares of our common stock to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

CENTURY COBALT CORP.
(Registrant)

Dated: July 22, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
`	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)