Form 10-Q
period 2019-08-31
Century Cobalt Corp.
filed 2019-10-15
CIK 1456802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,248,120 Common shares issued and outstanding as of October 15, 2019

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our unaudited interim financial statements for the nine-month period ended August 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

 CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS

	August 31, 2019	November 30, 2018
	(Unaudited)
Assets
Current assets:
Cash	$48,020	$1,172
Prepaid expenses	17,890	10,787
Total current assets	65,910	11,959

Other assets

Resource property	380,910	248,000
Total other assets	380,910	248,000

Total Assets	$446,820	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$163,202	$81,280
Accounts payable - related parties	62,689	27,870
Accrued interest	28,138	3,415
Accrued interest - related parties	31,184	71,231
Due to related parties	68,923	95,640
Notes payable - current portion	41,700	10,000
Notes payable to related parties - current portion	195,000	467,866
Total current liabilities	590,836	757,302

Long term liabilities:
Notes payable	132,875	114,575
Notes payable to related parties	72,500	20,500
Convertible note, net of discount of $11,200 and $-0- at August 30, 2019
and November 30, 2018, respectively	178,825	-
Total long term liabilities	384,200	135,075

Total liabilities	975,036	892,377

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
-0- preferred stock shares issued and outstanding as of August 31, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized,
77,248,120 and 74,142,211 issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	77,248	74,142
Additional paid-in capital	2,181,754	1,815,625
Common stock payable	157,128	55,120
Accumulated deficit	(2,944,346)	(2,577,305)
Total stockholders' equity (deficit)	(528,216)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$446,820	$259,959

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(Restated)		(Restated)
Operating expenses:
Accounting and legal	$4,255	$21,222	$32,941	$40,133
Transfer agent and filing fees	6,866	5,196	17,147	10,730
Consulting	115,025	309,488	186,513	343,943
Exploration	-	9,842	32,923	9,842
General and administrative	19,758	35,886	62,604	51,297
Total operating expenses	145,904	381,634	332,128	455,945

Net operating income (loss)	(145,904)	(381,634)	(332,128)	(455,945)

Other income (expense):
Interest expense	(24,759)	(11,954)	(49,164)	(25,144)
Debt forgiveness	-	-	14,251	100,000
Total Other income (expense)	(24,759)	(11,954)	(34,913)	74,856

Net income (loss)	$(170,663)	$(393,588)	$(367,041)	$(381,089)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	77,248,120	63,490,037	76,806,038	63,092,941

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (UNAUDITED)

	Common Stock		Preferred Stock		Additional	Common		During	Total
					Paid-In	Stock	Accumulated	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Stage	Deficiency

For the nine months ended August 31, 2018

Balance at November 28, 2017	62,892,211	$62,892	-	$-	$1,206,875	$15,120	(1,800,868)	$-	$(515,981)
Shares issued for mineral properties	2,500,000	2,500			97,500			-	100,000
Common Stock to be issued						290,000		-	290,000
Net loss							(381,089)	-	(381,089)

Balance at August 31, 2018 (unaudited)	65,392,211	$65,392	-	$-	$1,304,375	$305,120	(2,181,957)	$-	$(507,070)

For the three months ended August 31, 2018

Balance at May 31, 2018	62,892,211	$62,892	-	$-	$1,206,875	$15,120	(1,788,369)	$-	$(503,482)
Shares issued for mineral properties	2,500,000	2,500			97,500			-	100,000
Common Stock to be issued						290,000		-	290,000
Net loss							(393,588)	-	(393,588)

Balance at August 31, 2018 (unaudited)	65,392,211	$65,392	-	$-	$1,304,375	$305,120	(2,181,957)	$-	$(507,070)

For the nine months ended August 31, 2019

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	(2,577,305)	$-	$(632,418)
Shares issued for services	3,105,909	3,106			353,475	-		-	356,581
Shares payable for services						102,008			102,008
Discount on shares issued for notes payable					12,654	-		-	12,654
Net loss							(367,041)	-	(367,041)

Balance at August 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,181,754	$157,128	(2,944,346)	$-	$(528,216)

For the three months ended August 31, 2019

Balance at May 31, 2019	77,248,120	$77,248	-	$-	$2,163,128	$85,120	(2,773,682)	$-	$(448,186)
Shares issued for services	-	-			5,972			-	5,972
Shares payable for services						72,008		-	72,008
Discount on shares issued for notes payable					12,654			-	12,654
Net loss							(170,664)	-	(170,664)

Balance at August 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,181,754	$157,128	(2,944,346)	$-	$(528,216)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Nine Months Ended
	August 31, 2019	August 31, 2018
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(367,041)	$(381,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off reclamation bond	-	591
Stock based compensation	113,086	250,000
Debt discount interest	1,454	-
Forgiveness of debt	(14,250)	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses	(3,251)	(15,071)
Accounts payable	55,206	63,270
Accounts payable expenses - related parties	34,819	33,290
Accrued expenses	24,723	24,258
Accrued expenses - related parties	22,987	886
Due to related parties	-	51,789
Net cash used in operating activities	(132,267)	(72,076)

Cash flows from investing activities:
Acquisition of resource properties	(132,910)	(108,000)
Net cash used in investing activities	(132,910)	(108,000)

Cash flows from financing activities
Proceeds from notes payable - current portion	-	41,700
Proceeds from notes payable to related parties - current portion	20,000	138,000
Proceeds from notes payable - long term portion	50,000	-
Proceeds from notes payable to related parties - long term portion	52,000	-
Proceeds from convertible notes payable - long term portion	190,025	-
Net cash provided by financing activities	312,025	179,700

Net increase (decrease) in cash	46,848	(376)
Cash - beginning of the year	1,172	541
Cash - end of the year	$48,020	$165

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$113,086	$250,000

The accompanying notes are an integral part of these financial statements.

 CENTURY COBALT CORP.
 (FORMERLY FIRST AMERICAN SILVER CORP.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2019

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

The results for the nine-months ended August 31, 2019 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2018 filed with the Securities and Exchange Commission on May 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2019 and November 30, 2018, respectively, the Company had $48,020 and $1,172 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2019

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

Total stock-based compensation amounted to $80,319 and $-0- for the three months ended August 31, 2019 and 2018, respectively, and $113,086 and $-0- for the nine months ended August 31, 2019 and 2018, respectively

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2019, there have been no interest or penalties incurred on income taxes.

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
AUGUST 31, 2019

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

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of approximately $2,944,000 as of August 31, 2019. Management continues to seek funding from its shareholders and other qualified investors.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2019

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include stock-based compensation paid to a consultant for future services and the OTCBB for prepaid listing fees.

Prepaid expenses are as follows:

	August 31, 2019	November 30, 2018

Consulting	$12,473	$8,620
Listing Fees	5,417	2,167
Total	$17,890	$10,787

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, the Company entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

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

Oriental Rainbow has assigned its interest in the property to the Company in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property.  The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property.  The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of August 31, 2019 and November 30, 2018, the Company has invested $380,910 and $248,000, respectively, into the above mentioned mineral claims.  These amounts are reported in the accompanying consolidated balance sheet.

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

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2019

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at August 31, 2019:

Date of Note	Note Amount	Interest Rate	Maturity Date	Collateral	Interest Accrued

May 1, 2016 (1)	$-	8%	May 1, 2017 (2)	None	$-
October 20, 2016	$5,000	8%	October 20, 2017 (2)	None	$1,145
January 9, 2017	$9,000	8%	January 9, 2018 (2)	None	$1,902
April 24, 2017	$10,000	8%	April 24, 2018 (2)	None	$1,883
June 19, 2017	$7,000	8%	June 19, 2018 (2)	None	$1,232
September 18, 2017	$6,000	8%	September 18, 2018 (2)	None	$936
January 5, 2018	$10,000	8%	January 5, 2019 (2)	None	$1,322
April 17, 2018	$30,000	8%	April 17, 2019 (2)	None	$3,294
July 27, 2018	$31,700	12%	July 27, 2019 (2))	None	$4,169
August 15, 2018	$108,000	12%	August 15, 2019 (2)	None	$13,528
September 7, 2018	$15,000	12%	July 31, 2020	None	$1,765
September 12, 2018	$20,500	12%	August 15, 2020	None	$2,379
September 27, 2018	$10,000	12%	July 31, 2020	None	$1,111
October 10, 2018	$42,000	12%	July 31, 2020	None	$4,488
November 20, 2018	$7,905	12%	July 31, 2020	None	$738
November 20, 2018	$7,970	12%	July 31, 2020	None	$744
December 18, 2018	$25,000	12%	February 18, 2020	None	$2,104
January 24, 2019	$42,000	12%	August 15, 2020	None	$3,024
February 18, 2019	$20,000	12%	February 18, 2020	None	$1,275
March 6, 2019	$10,000	12%	August 15, 2020	None	$585
May 3, 2019	$25,000	12%	July 31, 2020	None	$987
Total	$442,075				$48,611

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

(2)	The Company is not compliant with the repayment terms of the notes payable.

Convertible notes payable consisted of the following at August 31, 2019:

On July 31, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of September 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the three months ended August 31, 2019, the Company has drawn four installments against the loan facility for an aggregate of $190,025. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $200,735 at August 31, 2019.
As of August 31, 2019, the total short-term loans - convertible amounted to $200,735 which includes $10,710 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $1,454 for the three and nine months ended August 31, 2019, in the accompanying consolidated statements of operations.

Notes payable and convertible notes payable transactions during the nine months ended August 31, 2019 consisted of the following:

Balance, November 30, 2018	$612,941
Borrowings	312,025
Less repayments	292,866
Balance, August 31, 2019	$632,100

Repayment schedule of notes payable and convertible notes payable is as follows:

Year Due	Principal	Interest	Total

2019	$216,700	$29,410	$246,110
2020	415,400	29,912	445,312
Total	$632,100	$59,322	$691,422

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 31, 2019, notes payable owing to related parties is $267,500 (November 30, 2018: $488,366) and accrued interest owing to related parties is $31,184 (November 30, 2018: $71,231).

As at August 31, 2019, accounts payable and compensation owing to stockholders and officers of the Company were $62,689 (November 30, 2018: $27,870).

As at August 31, 2019, the Company owed $60,823 to its President and Director (November 30, 2018: $60,823) and $ 8,100 to a Former President and Director (November 30, 2018: $34,817).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020.  Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week).  Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share.   The cash compensation amounted to $7,341 and $6,240 for the three months ended August 31, 2019 and 2018, respectively, and $15,061 and $8,665 for the nine months ended August 31, 2019 and 2018, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President.  Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year.  Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share.  In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President.  The shares were valued at $40,000 or $0.04 share.  On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President.  The shares were valued at $40,000 or $0.04 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. The compensation amounted to $32,000 and $25,500 for the three months ended August 31, 2019 and 2018, respectively, and $83,000 and $25,500 for the nine months ended August 31, 2019 and 2018, respectively.

NOTE 9 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share.  As of August 31, 2019, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at August 31, 2019, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On September 18, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of August 31, 2019, the shares have not been issued to the Company’s president.

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

On February 1, 2019, the Company granted 250,000 at $0.04 per share, valued at $10,000, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO).  As of August 31, 2019, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of August 31, 2019, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company.  The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of August 31, 2019, the consultant has earned 30,052 shares valued at $2,643 or $0.0879 per share. As of August 31, 2019, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of August 31, 2019, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO).  As of August 31, 2019, the shares have not been issued to the Company’s COO.

As of August 31, 2019, the Company had 77,248,120 (November 30, 2018: 74,142,211) common shares issued and outstanding.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2019

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2019 up through October 15, 2019.  During this period, the Company did not have any material recognizable subsequent events.

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
AUGUST 31, 2019

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

The following table summarizes changes made to the nine months ended May 31, 2018 Statement of Operations.

	For the nine months ended May 31, 2018
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

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position is our President and Chief Executive Officer. The agreement has a three-year term, commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement. On August 1, 2019, Mr. Stanbury salary was increased to $180,000 per annum.

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

Results of Operations

Three Months Ended August 31, 2019 Compared to the Three Months Ended August 31, 2018

We had a net loss of $170,663 for the three-month period ended August 31, 2019 which was $222,925 lower than the net loss of $393,588 for the three-month period ended August 31, 2018. The change in our net loss over the two periods are primarily a result of an approximate $194,000 decrease in consulting fees and stock-based compensation paid primarily to our new president during the three months ended August 31, 2018, an approximate $16,000 decrease in general administrative expenses from travel, rent expense, and other expenses, an approximate $16,000 decrease in professional fees, an approximate $10,000 decrease increase in exploration fees for potential mining operations, offset by an approximate $13,000 increase in interest expense for our new notes payable.

Nine months Ended August 31, 2019 Compared to the Nine months Ended August 31, 2018

We had a net loss of $367,041 for the nine-month period ended August 31, 2019 which was $14,048 lower than the net loss of $381,089 for the nine-month period ended August 31, 2018. The change in net loss between the two periods are primarily a result of an approximate $157,000 decrease in consulting fees and stock-based compensation paid primarily to our new president during the three months ended August 31, 2018, offset by an approximate $23,000 increase in exploration fees for potential mining operations, an approximate $10,000 increase in other general and administrative expenses from travel, rent expense, professional fees and other expenses necessary to launch our business,  an approximate $24,000 increase in interest expense for our new notes payable, and an approximate $86,000 decrease in debt forgiveness income.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2019 reflects current assets of $65,910.  We had cash in the amount of $48,020 and working capital deficit in the amount of $524,926 as of August 31, 2019. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2019 was $132,267, a $60,191 increase from the $72,076 net cash outflow during the nine months ended August 31, 2018 as a result of our work towards building the business.

Investing Activities

Cash used in investing activities during the nine months ended August 31, 2019 was $132,910, which was a $24,910 increase from the $108,000 cash used in investing activities during the nine months ended August 31, 2018.   The increase was a result of expenditures related to the acquisition of resource properties.

Financing Activities

Cash provided by financing activities during the nine months ended August 31, 2019 was $312,025 as compared to $179,700 in cash provided by financing activities during the three months ended August 31, 2018 from promissory notes payable and a convertible note payable from corporations and related parties.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$150,000
Legal Fees	$10,000
Auditor Fees	$12,000
Exploration	$150,000
Total	$347,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $5,000 per month.   Due to our current cash position of approximately $48,020, which is committed to the acquisition of resource properties at August 31, 2019, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2019 and August 31, 2018, respectively, we had $48,020 and $1,172 of unrestricted cash to be used for future business operations.

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

Stock-based Compensation

Our company accounts for employee and non-employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, and others to be recognized in the financial statements based on their fair values.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is our company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2019, there have been no interest or penalties incurred on income taxes.

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

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position as our President and Chief Executive Officer. The agreement has a three-year term, effectively commencing August 1, 2018.  As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock.  In addition, Mr. Stanbury will be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement. To date, Mr. Stanbury has earned 7,000,000 shares valued at $280,000 or $0.04 per share. On October 19, 2018, the Company issued 2,500,000 unregistered common shares at $0.108 per share, valued at $270,000, to the Company’s president pursuant to a consulting agreement.

Prior thereto on September 11, 2018 we entered into a consulting agreement with Lester Kemp, whereby Mr. Kemp agreed to provide services as our Chief Technical Officer. The agreement has term expiring December 31, 2020, with the term having effectively commenced on August 1, 2018. As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Kemp by issuing 250,000 restricted common shares of our capital stock.  In addition, Mr. Kemp shall be entitled to receive an additional 250,000 common shares after nine months from the effective date of the agreement. To date, Mr. Kemp has been granted 500,000 shares valued at $20,000 or $0.04 per share. On August 1, 2019, the Company granted Mr. Kemp 250,000 unregistered common shares for services to the Company. The shares were valued at $24,375 or $0.0975 per share.

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
**     To be Filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY COBALT CORP.
(Registrant)

Dated: October 15, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
`	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)