Form 10-Q/A
period 2019-08-31
Century Cobalt Corp.
filed 2019-10-17
CIK 1456802

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,248,120 Common shares issued and outstanding as of October 15, 2019

Explanatory Not

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019, filed with the Securities and Exchange Commission on October 15, 2019 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language)

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

CENTURY COBALT CORP.
(Registrant)

Dated: October 17, 2019	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
`	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)