Form 10-K
period 2019-11-30
Century Cobalt Corp.
filed 2021-05-03
CIK 1456802

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated flier, an accelerated flier, a non-accelerated flier, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated flier,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2019 was $5,493,845 based on a $0.09 based on the last sales price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 81,238,895 as of May 03, 2021

DOCUMENTS INCORPORATED BY REFERENCE

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

On June 8, 2010, we initiated a one (1) old for 35 new forward stock splits of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a par value of $0.001.

Also, on June 8, 2010 we changed our name from "Mayetok, Inc." to "First American Silver Corp.", by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties.

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

Century Cobalt’s, acreage, known as the “Emperium Cobalt Project,” as noted above totals 12,980 Acres / 5,625 Hectares, making it larger than the combined land claims of the 5 largest publicly traded companies currently active in the Idaho Cobalt Belt. The project is located approximately 16 miles (26 km) southwest of Salmon, Idaho.  As of March 2020, the Company’s land position has been reduced to 694 claims.

On March 17, 2021 we executed on an opportunity to expand our asset base and change our strategic focus. Pursuant to this, the company, together with Block Commodities Limited, it entered into an option agreement to acquire 70 percent interest (the “Acquisition”) in a Medicinal Cannabis license granted to Magnus Cannabis Group (Private) Limited (“Magnus”) by the government of Zimbabwe.  Block Commodities Ltd. is listed on the Aquis Stock Exchange, trading with ticker code BLCC.PL (“BLCC”).

The acquiring parties will each hold 35 percent.  The stake in the Magnus license, will secure supply of medicinal grade cannabis for the production of Nutraceuticals.

The option is for an exclusivity period of 90 days to complete the Acquisition.  The proposed terms of the Acquisition are as follows:

•	Payment of an Option fee of £50,000 (approximately $69,000), to be apportioned equally between the acquiring parties, and

•

Payment by BLCC of £1,500,000 (approximately $2,095,000) through the issue of 2,142,857,142 fully paid ordinary shares in BLCC (calculated at 0.07p per share) upon exercise of the option, and contemporaneously the payment by CCOB of £1.5m of CCOB fully paid ordinary shares, price based on a 30-day VWAP (using the US$/GB£ closing middle market exchange rate published by Bloomberg on the day immediately prior to completion).

We believe that this opportunity will enhance shareholder value over the longer term.

Given the foregoing, we had been exploring further options regarding the monetization of its Emperium Cobalt Project, which may include the sub-licensing or sale of the assets.  Further to these efforts, on March 17, 2021, we signed an MOU and entered into discussions with UK-based Technology Minerals Limited (“Technology Minerals”) for Technology Minerals to acquire the Company’s entire interest (“the assets”) in the Emperium Cobalt Project.

Technology Minerals is comprised of mining assets and a major recycling group, laying the foundations for the UK’s first meaningful green circular economy in the battery industry and is currently in the process of becoming a UK-listed Company on the on the Standard List of the London Stock Exchange, by way of a Reverse Take Over.

Technology Minerals will extract the raw materials required for Li-ion Battery cathodes and then help solve the ecological issue of spent Li-ion batteries by recycling them for reuse by battery manufacturers.

To date, as noted herein, Century Cobalt has focused on exploring and developing its large Emperium Cobalt Project to take advantage of the growing demand for secure, domestic cobalt supplies, but the Directors believe that a sale of its assets to Technology Minerals represents an attractive and quicker route to monetize the Project.

If the negotiations are successful and the sale of the Project is completed, the Company will change its strategic direction and focus on the above noted medicinal cannabis license opportunity in partnership with its UK listed partner, Block Commodities Limited.

Property Information:

The Idaho Cobalt Belt is a northwest-southeast trending belt of cobalt- and copper-bearing mineral deposits and prospects.

The belt is at least 40 miles long (64 km) and up to 6 miles (10 km) wide.

Between 1902 and 1968, millions of tons of ore were mined in the Idaho Cobalt Belt within the Blackbird Mining area.

Total past production from the Blackbird Mine (to the immediate west of our Emperium Cobalt Project) was roughly 2.4 million tons of ore containing 19 thousand tons of cobalt, with the mine reaching its maximum production in 1958 at annual output of 2,000 tons cobalt.

As the only primary cobalt mine in the US to date, the mine site became a superfund site and was cleaned up in the 1990s.

2018 Exploration Program

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

2019 Exploration Program

The company completed a Satellite Thermal Study over its entire license area, the results of which will be integrated into the company’s geological database and combined with the soil and rock samples to further define areas of interest.  No other work was carried on the property.

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

This agreement lapsed and was not renewed.

2020 Exploration Program

Due to financial and COVID related constraints, no exploration activities were conducted on the property during the year.

2021 Exploration Program

Exploration is expected to resume in Q3 2021.  The current project data is being reviewed internally and an exploration program is being put together.  It is anticipated that further soil sampling and geological mapping will take place around the known prospects to identify target areas for trenching and possible shallow drilling.

In addition, the Company is in advance discussions with another party to acquire the rights to 158 contiguous lode claims covering an area of approximately 1,285 ha (3,175 ac) within the Idaho Cobalt Belt.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twenty-four months ending November 30, 2021.

SUBSIDIARIES

Our sole wholly owned subsidiary is Emperium 1 Holdings Corp.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY

OUR BUSINESS IS IMPACTED BY THE COVID-19 PANDEMIC

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

The recent outbreak of COVID-19 has affected, and may continue to adversely affect, our business, financial condition, results of operations, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business, or negatively affects consumer confidence or the global economy, could also adversely affect us.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared COVID-19 a national emergency. COVID-19 has resulted in various government actions globally, including governmental actions in the U.S. designed to slow the spread of the virus. Shelter-in-place or stay-at-home orders were implemented in many of the jurisdictions where we operate. However, we plan on remaining open in the U.S. COVID-19 is a widespread public health crisis that is adversely affecting financial markets and the economies of many countries. Any resulting economic downturn could adversely affect demand for our operations and contribute to volatile supply and demand conditions affecting prices and volumes in our markets.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects. While we expect COVID-19 to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 and the actions to contain the outbreak or treat its impact means the related financial impact cannot be reasonably estimated at this time.

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $4,076 as of November 30, 2019 and a working capital deficit of $900,754. We have also incurred a cumulative net loss of $3,324,929 from our inception on April 29, 2008 through November 30, 2019. We estimate that our average monthly operating expenses will be approximately $42,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated May 03, 2021, to comment about our company's ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

BECAUSE WE HAVE RECENTLY BEEN A SHELL COMPANY, THE HOLDERS OF OUR RESTRICTED SECURITIES WILL NOT BE ABLE TO SELL THEIR SECURITIES IN RELIANCE ON RULE 144 UNTIL WE HAVE CEASED BEING A SHELL COMPANY FOR A ONE YEAR PERIOD AFTER HAVING FILED THE REQUIRED INFORMATION.

We have recently been a shell company as that term is defined by applicable federal securities laws.  Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we were considered a shell company.  Applicable provisions of Rule 144 specify that during that time that we were a shell company and for a period of one year thereafter, holders of our restricted securities may not sell those securities in reliance on Rule 144.  This restriction may have potential adverse effects on future efforts to raise capital. One year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule).  For us to have ceased being a shell company, we are required to have more than nominal operations or more that nominal assets or assets which do not consist solely of cash or cash equivalents.

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

SUPPLIES NEEDED FOR EXPLORATION MAY NOT ALWAYS BE AVAILABLE. IF WE ARE UNABLE TO SECURE EXPLORATION SUPPLIES, WE MAY HAVE TO DELAY OUR ANTICIPATED BUSINESS OPERATIONS.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 10100 Santa Monica Blvd., Suite 300, Century City, CA 90067 USA. and is leased for $730 a month on a twelve-month lease agreement ending on June 30, 2020 and was renewed on a twelve-month lease agreement ending on June 30, 2021 for $770 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC PINK, operated by the OTC Markets Inc., under the Symbol "CCOB". Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol "MAYT". On June 18, 2018 our symbol changed to "CCOB" in connection with the change of the name of our company from First American Silver Corp. to Century Cobalt Corp.

The following table reflects the high and low bid information for our common stock obtained from yahoo finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC

Quarter Ended	High $	Low $

November 30, 2019	0.09	0.01
August 31, 2019	0.10	0.04
May 31, 2019	0.14	0.08
February 28, 2019	0.17	0.09
November 30, 2018	0.18	0.08
August 31, 2018	0.18	0.03
May 31, 2018	0.04	0.02
February 28, 2018	0.03	0.015

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of May 03, 2021, there were 33 registered holders of record of our common stock and 81,061,929 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president in March 2021.

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

On January 8, 2019, the Company agreed to convert principal and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation.  The common stock was valued at $0.11 per share.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO).  As of May 3, 2021 the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of May 3, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company.  The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of May 3, 2021, the consultant has earned 514,370 shares valued at $13,068 or $0.0254 per share. As of May 3, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president in March 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO).  As of May 3, 2021, the shares have not been issued to the Company’s COO.

On October 8, 2019, the Company issued a stock subscription for 120,000 unregistered shares of the Company’s common stock to an investor. The shares were valued at $5,980 or $0.05 per share. The subscription amount was funded on October 9, 2019. The shares were issued to the investor on April 27, 2020. The Company used the proceeds for working capital.

On November 13, 2019, the Company issued a stock subscription for 1,693,809 unregistered shares of the Company’s common stock to an investor. The shares were valued at $40,652 or $0.024 per share. The subscription amount was funded on November 13, 2019. The shares were issued to the investor on November 26, 2019. The Company used the proceeds for working capital.

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of May 03, 2021, the shares have not been issued to the investor.  The Company used the proceeds for working capital.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. As of May 03, 2021, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On August 1, 2020, the Company granted 1,000,000 unregistered common shares, at $0.0186 per share, valued at $18,600, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of May 3, 2021, the shares have not been issued to the Company’s president.

On January 11, 2021, the Company issued a stock subscription for 176,966 unregistered shares of the Company’s common stock to pay a past due balance from one of the Company’s vendors. The shares were valued at $5,309 or $0.03 per share. The shares were issued to the vendor on April 19, 2021.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2019 and 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" in Item 1A of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the twelve months ending November 30, 2021 to be as follows:

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $4,076 in cash as of November 30, 2019, and a working capital deficit of $900,754. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2021.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2019 AND 2018.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2019.

Our operating results for the year ended November 30, 2019 are summarized as follows in comparison to our operating results for the same period ended November 30, 2018:

	Year Ended
	November 30, 2019	November 30, 2018

Revenue	$-	$-
Operating Expenses	$683,860	$840,808
Net Loss	$(747,624)	$(776,437)
Foreign currency translation adjustment gain (loss)	$(15,254)	$-
Total comprehensive loss	$(762,878)	$(776,437)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

OPERATING EXPENSES

Our general and administrative expenses for the year ended November 30, 2019 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2018:

	Year Ended
	November 30, 2019	November 30, 2018

Accounting and Legal	$41,596	$43,070
Consulting fees	$352,779	$604,800
Transfer agent and filing fees	$22,865	$15,946
Exploration	$165,833	$55,846
Other general and administrative	$100,787	$121,146
Total Operating Expenses	$683,860	$840,808

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2019	At November 30, 2018	Percentage Increase/ Decrease

Current assets	$6,243	$11,959	(48%)
Current liabilities	$906,997	$757,302	20%
Working capital deficiency	$(900,754)	$(745,343)	21%

CASH FLOWS

	Year Ended
	November 30, 2019	November 30, 2018

Net cash from (used in) operations	$(411,544)	$(174,444)
Net cash (used in) investing activities	$-	$(108,000)
Net cash provided by financing activities	$414,448	$283,075
Increase (Decrease) In Cash During the Period	$2,904	$631

We had cash in the amount of $4,076 as of November 30, 2019 as compared to $1,172 as of November 30, 2018. We had working capital deficiency of $900,754 as of November 30, 2019 compared to a working capital deficiency of $745,343 as of November 30, 2018.

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

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2019, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Century Cobalt Corp.

Formerly Known As: First American Silver Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Century Cobalt Corp. as of November 30, 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 10, 2019, except for Notes 9 (restated), as to which the date is May 28, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Cobalt Corp. (“the Company”) as of November 30, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ending November 30, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for the year ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, has not yet received revenues from sales and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021

Spokane, Washington

May 3, 2021

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS

	November 30, 2019	November 30, 2018

Assets
Current assets:
Cash	$4,076	$1,172
Prepaid expenses	2,167	10,787
Total current assets	6,243	11,959

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$254,243	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$107,188	$81,280
Accounts payable - related parties	97,195	27,870
Accrued interest	39,179	3,415
Accrued interest - related parties	38,519	71,231
Due to related parties	60,823	95,640
Notes payable - current portion	174,575	10,000
Notes payable to related parties - current portion	267,500	467,866

Convertible note, net of discount of $8,615 and $-0- at November 30, 2019 and 2018, respectively	122,018	-
Total current liabilities	906,997	757,302

Long term liabilities:
Notes payable	-	114,575
Notes payable to related parties	-	20,500
Convertible note, net of discount of $29,750 and $-0-
at November 30, 2019 and 2018, respectively	99,591	-
Total long term liabilities	99,591	135,075

Total liabilities	1,006,588	892,377

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- preferred stock shares issued
and outstanding as of November 30, 2019 and 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares
authorized, 78,941,929 and 74,142,211 issued and outstanding as of
November 30, 2019 and 2018, respectively	78,942	74,142
Additional paid-in capital	2,261,538	1,815,625
Common stock payable	247,358	55,120
Accumulated other comprehensive loss	(15,254)	-
Accumulated deficit	(3,324,929)	(2,577,305)
Total stockholders' equity (deficit)	(752,345)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$254,243	$259,959

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30, 2019	November 30, 2018

Operating expenses:
Accounting and legal	41,596	$43,070
Transfer agent and filing fees	22,865	15,946
Consulting	352,779	604,800
Exploration	165,833	55,846
General and administrative	100,787	121,146
Total operating expenses	683,860	840,808

Net operating income (loss)	(683,860)	(840,808)

Other income (expense):
Interest expense	(78,015)	(35,629)
Debt forgiveness	14,251	100,000
Total Other income (expense)	(63,764)	64,371

Net loss	(747,624)	$(776,437)

Basic and diluted income (loss) per share	(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	76,934,818	65,218,238

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS

	For the Years Ended
	November 30, 2019	November 30, 2018

Net loss	(747,624)	$(776,437)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(15,254)	-
Total comprehensive loss	(762,878)	$(776,437)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
					Additional	Common	Other		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency
Balance at November 30, 2017	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$-	$(1,800,868)	$(515,981)

Shares issued for mineral properties	3,500,000	3,500			136,500				140,000
Shares issued for services	7,750,000	7,750			472,250				480,000
Common stock to be issued					-	40,000			40,000
Other comprehensive loss							-		-
Net loss							-	(776,437)	(776,437)

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$-	$(2,577,305)	$(632,418)

Issuance of common stock for stock subscription	1,693,809	1,694			38,958				40,652
Conversion of debt to common stock	3,105,909	3,106			338,544				341,650
Stock option earned for services	-	-			20,903				20,903
Common stock to be issued						192,238			192,238
Discount on convertible notes payable					47,508				47,508
Other comprehensive loss							(15,254)		(15,254)
Net loss								(747,624)	(747,624)

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,324,929)	$(752,345)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	November 30, 2019	November 30, 2018

Cash flows from operating activities:
Net income (loss)	$(747,624)	$(776,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(14,251)	(100,000)
Write off reclamation bond	-	591
Stock based compensation	215,782	511,380
Debt discount interest	9,142	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,167)
Accounts payable	(8,907)	79,952
Accounts payable expenses - related parties	69,325	15,785
Accrued expenses	34,666	3,415
Accrued expenses - related parties	30,323	32,214
Due to related parties	-	60,823
Net cash used in operating activities	(411,544)	(174,444)

Cash flows from investing activities:
Acquisition of resource properties	-	(108,000)
Net cash used in investing activities	-	(108,000)

Cash flows from financing activities
Proceeds from stock subscriptions	46,632	-
Proceeds from notes payable	50,000	124,575
Proceeds from notes payable to related parties	72,000	158,500
Proceeds from convertible notes payable	245,816	-
Net cash provided by financing activities	414,448	283,075

Net increase (decrease) in cash	2,904	631
Cash - beginning of the year	1,172	541
Cash - end of the year	$4,076	$1,172

Supplemental disclosures:
Interest paid	$3,883	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued for mineral properties	$-	$140,000
Discount on convertible notes payable	$47,508	$-
Conversion of notes payable and accrued interest to common stock	$341,650	$-
Issuance of common stock for stock subscription	$40,652	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

(FORMERLY FIRST AMERICAN SILVER CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2019 and November 30, 2018, respectively, the Company had $4,076 and $1,172 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. The OTCBB prepaid listing fees were $2,167 at November 30, 2019 and 2018.

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

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

Total stock-based compensation amounted to $215,782 and $511,380 for the twelve months ended November 30, 2019 and 2018, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2019, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 9,256,000 additional shares issued by the Company. The Company's convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the years ended November 30, 2019 and 2018.

Foreign Currency Translation

The functional and presentation currency of the Company is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign transactions into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign transactions into the U.S. dollar reporting currency at the exchange rate on the date of the transaction. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective as of November 5, 2018. The adoption of this final rule did not have a material impact on the financial statements.

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has adopted 2018-02 and determined there was no material impact on the financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of US GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect ASU 2019-12 will have on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

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

Capitalization

Only assets with a cost of $5,000 and a useful life of over 1 year are capitalized. All other costs are expensed in the period incurred.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,324,929 as of November 30, 2019. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at November 30, 2019 and 2018 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2019 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of November 30, 2019 and 2018, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

On April 1, 2019, the Company signed a six-month Option Agreement for sole and exclusive right and option to explore and evaluate the battery material (manganese + nickel + copper + cobalt) potential for property in the Chamberlain area of South Dakota, USA. The optionor provides the property free and clear of all liens, charges, encumbrances, claims, rights, or interest of any person subject to incurring or funding expenditures up to an aggregate of $10,000 within six months of signing this agreement. On April 1, 2019, the Company granted to the optionor 163,132 unregistered shares of the Company stock worth $20,000 or $0.1226 per shares (based on the 30-day average closing price as of April 1, 2019). At the end of the six-month period, the Company has the right to extend the option period for 3 months by issuing the optionor an additional $20,000 of unregistered shares of the Company’s common based on the 30 days average closing price on the date of the extension. At any time during the option periods, both parties agree to work towards signing a binding Exploration and Development Agreement in the event the initial exploration results on the subject properly prove encouraging. The Company may terminate the agreement with 30 days written notice to the optionor. The options expired in October 2019 and was not renewed.

NOTE 5 – FORGIVENESS OF DEBT

During the years ended November 30, 2019 and 2018, a note holder partially forgave a promissory note payable and creditors of the Company waived stale balances owing by the Company for $14,251 and $100,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at November 30, 2019:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
May 1, 2016 (1)	-	8%	May 1, 2017	-
October 20, 2016 (2)	5,000	8%	October 20, 2017	1,245
January 9, 2017 (2)	9,000	8%	January 9, 2018	2,081
April 24, 2017 (2)	10,000	8%	April 24, 2018	2,082
June 19, 2017 (2)	7,000	8%	June 19, 2018	1,372
September 18, 2017 (2)	6,000	8%	September 18, 2018	1,056
January 5, 2018 (2)	10,000	8%	January 5, 2019	1,521
April 17, 2018 (2)	30,000	8%	April 17, 2019	3,893
July 27, 2018 (2)	31,700	12%	July 27, 2019	5,117
August 15, 2018 (2)	108,000	12%	August 15, 2019	16,759
September 7, 2018 (2)	15,000	12%	July 31, 2020	2,214
September 12, 2018	20,500	12%	August 15, 2020	2,992
September 27, 2018	10,000	12%	July 31, 2020	1,410
October 10, 2018	42,000	12%	July 31, 2020	5,744
November 20, 2018	7,905	12%	July 31, 2020	975
November 20, 2018	7,970	12%	July 31, 2020	982
December 18, 2018	25,000	12%	July 31, 2020	2,852
January 24, 2019	42,000	12%	August 15, 2020	4,281
February 18, 2019	20,000	12%	February 18, 2020	1,874
March 6, 2019	10,000	12%	August 15, 2020	884
May 3, 2019	25,000	12%	July 31, 2020	1,734
July 1, 2019	32,335	10%	September 30, 2020	2,963
July 15, 2019	32,335	10%	September 30, 2020	2,839
July 31, 2019	32,335	10%	September 30, 2020	2,698
August 30, 2019 (3)	103,472	10%	April 16, 2021	4,671
September 3, 2019	19,401	10%	September 30, 2020	1,438
September 4, 2019 (3)	25,868	10%	April 16, 2021	1,133
October 8, 2019	10,347	10%	September 30, 2020	667
November 6, 2019	3,880	10%	September 30, 2020	220
Grand Total	702,048			77,698

(1)

On January 8, 2019, the Company agreed to convert principal and interest of $341,650 into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation. The common stock was valued at $0.11 per share. In-addition, the Company recognized $14,251 income from debt forgiveness for the portion of the Promissory note accrued interest not converted to the Company’s common stock. The Company calculated the fair value of the beneficial conversion feature on the debt modification as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of modification. The fair value of the conversion provision in connection with the note on the date of modification was $-0-.

(2)	The Company is not compliant with the repayment terms of the notes payable.
(3)	Interest partially paid by Company prior to November 30, 2019 for $3,883.

Convertible notes payable consisted of the following at November 30, 2019:

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $141,458 at November 30, 2019.

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 30, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $135,144 at November 30, 2019.

As of November 30, 2019, the total short-term loans - convertible amounted to $276,602 which includes $16,629 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $9,142 for the year ended November 30, 2019, in the accompanying consolidated statements of operations. The unamortized debt discount was $38,365 at November 30, 2019.

Notes payable and convertible notes payable transactions during the year ended November 30, 2019 consisted of the following:

Balance, November 30, 2018	$612,941
Borrowings	381,973
Less conversion to shares of the Company’s common stock	292,866
Balance, November 30, 2019	$702,048

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2020	$572,708
Fiscal year ended November 30, 2021	129,340
Total	$702,048

NOTE 7 – RELATED PARTY TRANSACTIONS

On November 30, 2019, notes payable owing to related parties was $267,500 (November 30, 2018: $467,866) and accrued interest owing to related parties was $38,519 (November 30, 2018: $71,231).

As at November 30, 2019, accounts payable and compensation owing to stockholders and officers of the Company were $97,195 (November 30, 2018: $27,870).

As at November 30, 2019, the Company owed $60,823 to its President and Director (November 30, 2018: $60,823).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The cash compensation amounted to $19,891 and $13,799 for the years ended November 30, 2019 and 2018, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. The compensation amounted to $128,000 and $51,000 for the years ended November 30, 2019 and 2018, respectively.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of November 30, 2019, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at November 30, 2019, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On September 18, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of November 30, 2019, the shares have not been issued to the Company’s president.

On September 18, 2018, the Company exercised an option to acquire additional mineral properties through the issuance of 500,000 unregistered common shares at $0.04 per share for a total value of $20,000.

On October 19, 2018, the Company issued 2,500,000 unregistered common shares at $0.108 per share, valued at $270,000, to the Company’s president pursuant to a consulting agreement.

On January 8, 2019, the Company agreed to convert principal and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation. The common stock was valued at $0.11 per share. The Company recognized a gain of $14,251 for debt forgiveness on the notes payable in the accompanying consolidated statements of operations.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of November 30, 2019, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of November 30, 2019, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of November 30, 2019, the consultant has earned 30,052 shares valued at $2,643 or $0.0879 per share. As of November 30, 2019, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of November 30, 2019, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of November 30, 2019, the shares have not been issued to the Company’s COO.

On October 8, 2019, the Company issued a stock subscription for 120,000 unregistered shares of the Company’s common stock to an investor. The shares were valued at $5,980 or $0.05 per share. The subscription amount was funded on October 9, 2019. As of November 30, 2019, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On November 13, 2019, the Company issued a stock subscription for 1,693,809 unregistered shares of the Company’s common stock to an investor. The shares were valued at $40,652 or $0.024 per share. The subscription amount was funded on November 13, 2019. The shares were issued to the investor on November 26, 2019. The Company used the proceeds for working capital.

As of November 30, 2019, the Company had 78,941,929 (November 30, 2018: 74,142,211) common shares issued and outstanding.

NOTE 9 – MATERIAL CONTRACTS

On January 9, 2019, the Company entered an agreement with a consultant to head the Company’s Advisory Board to provide essential prospective on technology and public policy developments that are shaping the cobalt markets. In addition, the consultant will provide press releases, additional messaging and focus on exploring potential relationships with major cobalt users. The agreement terminates on December 31, 2019. After December 31, 2019, the agreement automatically renews unless the Company or consultant provide 30 days written notice. The consultant is compensated with a $5,000 monthly retainer which commences the first of the month following the completion of the Company’s next capital raise. In addition, the Company granted the consultant a three-year option to purchase 250,000 shares of the Company’s unregistered common stock at $0.10 per share. The option vested as to 100,000 shares on the grant date, vests 100,000 shares on August 9, 2019 and 50,000 on January 9, 2020. The fair value of the option was $23,891. The Company used the Black-Scholes-Merton option pricing model to estimate the fair value option with the following assumptions:

Risk-free interest rate	2.54%
Expected life (in years)	3
Expected volatility	310.6%
Grant date fair value	$.097

On March 11, 2019, the Company signed a twelve-month lease agreement for a four-bedroom living unit which serves as the operating office. The lease starts on April 1, 2019 and ends on March 31, 2020. The monthly rental is $1,200 and an aggregate of $14,400 over the term of the lease.

On April 2, 2019, the Company signed a twelve-month lease agreement for office space. The lease starts on 1 July, 2019 and ends on 30 June, 2020. The monthly rental is $730 and an aggregate of $8,762 over the term of the lease.

The rent expense recognized was $24,420 and $10,345 for the years ended November 30, 2019 and 2018, respectively.

On September 14, 2019, the Company entered an agreement with a consultant as the Company's Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. For the year ended November 30, 2019, the Consultant has earned $12,000.

NOTE 10 – INCOME TAXES

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended November 30, 2019 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)

The net deferred tax assets consist of the following:

	November 30, 2019	November 30, 2018
Deferred tax asset	$698,235	$541,234
Valuation allowance	(698,235)	(541,234)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended November 30, 2019 was an increase of $140,384

NOTE 11 – SUBSEQUENT EVENTS

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of May 03, 2021, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On April 27, 2020, the Company issued 120,000 unregistered shares of the Company’s common stock to an investor. The shares were earned from an October 10, 2019 stock subscription.

On June 18, 2020, the Company signed a loan agreement for £150,000 (approximately $200,000) with a related party. The loan bears interest at 5% and has a maturity date of June 18, 2021. As of May 3, 2021, the Company has drawn seven (7) installments under the agreement for an aggregate of $168,456.

On January 11, 2021, the Company issued a stock subscription for 176,966 unregistered shares of the Company’s common stock to pay a past due balance from one of the Company’s vendors. The shares were valued at $5,309 or $0.03 per share. The shares were issued to the vendor on April 19, 2021.

On March 17, 2021 the Company signed an option agreement together with Block Commodities Limited to acquire a 70 percent interest in a Medicinal Cannabis license granted to Magnus Cannabis Group Limited (“Magnus”) by the government of Zimbabwe. Block Commodities Ltd. is listed on the Aquis Stock Exchange, trading with ticker code BLCC.PL (“BLCC”).

The acquiring parties will each hold 35 percent. The stake in the Magnus license, will secure supply of medicinal grade cannabis for the production of Nutraceuticals.

The option is for an exclusivity period of 90 days to complete the Acquisition. The proposed terms of the Acquisition are as follows:

•	Payment of an Option fee of £50,000 (approximately $69,000), to be apportioned equally between the acquiring parties, and

•	Payment by BLCC of £1,500,000 (approximately $2,095,000) through the issue of 2,142,857,142 fully paid ordinary shares in BLCC (valued at 0.07p, per share) upon exercise of the option, and contemporaneously the payment by CCOB of £1.5m of CCOB fully paid ordinary shares, price based on a 30-day VWAP (using the US$/GB£ closing middle market exchange rate published by Bloomberg on the day immediately prior to completion).

On March 18, 2021, the Company issued 2,000,000 unregistered shares of the Company’s common stock to the Company’s CEO. The shares on earned on August 1, 2018 and August 1, 2019 from a consulting agreement with the Company’s CEO.

The Company has evaluated all events occurring subsequently to these financial statements through May 03, 2021 and determined there were no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2020, the Company notified Michael Gillespie & Associates PLLC (MGA), the Registrant’s independent registered public accounting firm, that it was being replaced.

The reports of Michael Gillespie & Associates PLLC on our financial statements as of and for the fiscal years ended November 30, 2018 and 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended year ended November 30, 2018 and 2017 and through December 7, 2020, there has been no disagreement with MGA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MGA, would have caused MGA to make reference to the subject matter of the disagreement in its report. There have been no reportable events as provided in Item 304 (a)(1)(v) of Regulation S-K up to and including the dismissal of MGA except for the material weakness in its system of internal controls over financial reporting which MGA advised the Company existed. The controls designed were adequate for financial disclosures required for the preparation of the Company Form 10-Q and 10-K filings; however due to lack of resources in the Company’s accounting department the controls were not operating effectively. The Company’s board of directors discussed this issue with MGA. MGA has been fully authorized by the Company to answer all inquiries of MGA concerning the controls that were not operating effectively. There are no limitations placed on MGA or MGA concerning the inquiry of any matter related to the Company’s financial reporting.

On December 7, 2020, the Company retained Fruci Associates II, PLLC (Fruci) as our new independent registered public accounting firm. This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2019, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of November 30, 2019 our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Change in Shell Company Status

During the year ended November 30, 2019, we sustained continuous operations, including finalizing the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”. The 649 claims comprising the property initially totaled approximately 12,980 acres. On April 1, 2019, the Company signed a six-month Option Agreement for sole and exclusive right and option to explore and evaluate the battery material (manganese + nickel + copper + cobalt) potential for property in the Chamberlain area of South Dakota. Accordingly, as of November 30, 2019, we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Alexander Stanbury	President, Chief Executive Officer, Secretary, Treasurer and Director	41	April 19, 2018
Lester Kemp	Chief Operating Officer	54	September 11, 2018

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

ALEXANDER STANBURY - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. Mr. Stanbury has over a decade’s experience working across Sub-Saharan Africa and in 2011, he founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance regarding growth strategies, project finance, and raising capital through institutional and private placements for companies within the Natural Resources sector. Mr. Stanbury's prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP, and received training from the New York Institute of Finance.

Our company believes that Mr. Stanbury's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

LESTER KEMP – CHIEF OPERATING OFFICER

Lester Kemp graduated in 1990 with a Master’s Degree from the Royal School of Mines, University of London, England (UK) and went on to work with GeoScience Limited in Ascot before running a gold exploration camp in Guyana. After completing his MBA, Mr Kemp worked with various junior resource companies operating throughout Africa / Europe and Scandinavia. Mr. Kemp was co-founder of Mantle Diamonds Limited and is the co-founder of Arabian Nubian Resources.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	Our principal executive officer; and

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2019 and 2018.

We will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Alexander Stanbury (1)	2019	$128,000	$	Nil	$97,500	$	Nil	$	Nil	$	Nil	$	Nil	$168,000
President, Chief Executive Officer,	2018	$51,000	$	Nil	$470,000	$	Nil	$	Nil	$	Nil	$	Nil	$521,000
Treasurer, Secretary and Director

Lester Kemp (2)	2019	$19,891	$	Nil	$61,125	$	Nil	$	Nil	$	Nil	$	Nil	$81,016
Chief Operating Officer	2018	$13,799	$	Nil	$10,000	$	Nil	$	Nil	$	Nil	$	Nil	$23,799

________

(1) Mr. Stanbury was appointed on April 19, 2018.

(2) Mr. Kemp was appointed on September 11, 2018.

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

STOCK OPTIONS

During our fiscal year ended November 30, 2019 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2019.

OPTION EXERCISES

During our Fiscal year ended November 30, 2019 there were no options exercised by our named officers.

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

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended November 30, 2019, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead, the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during the year ended November 30, 2019.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 03, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Alexander Stanbury	17,955,400	22.1%
Lester Kemp	250,000	.3%
Directors and Executive Officers as a Group	18,205,400	22.4%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on, 2021. As of May 03, 2021, there were 81,238,895 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Alexander Stanbury. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2019 and for the fiscal year ended November 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2019	November 30, 2018

Audit Fees	$9,000	$-
Audit Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$9,000	$-

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

10.7*

On September 14, 2019, the Company entered a consulting agreement with Mathew McGahan for Business Development including other management advisory services (incorporated to our Annual Report filed on Form 10-K on May 03, 2021).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data File**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CENTURY COBALT CORP.
(Registrant)

Dated: May 03, 2021	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

