Form 10-K/A
period 2019-11-30
Century Cobalt Corp.
filed 2021-05-13
CIK 1456802

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A

Amendment No. 1

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

None.

EXPLANATORY NOTE

Century Cobalt Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended November 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021 (the “Original Form 10-K”).

This Amendment No. 1 is being filed for the sole purpose of reclassifying a portion of the annual mining claims renewal fees from operating expense in the consolidated statements of operations to prepaid expenses in the consolidated balance sheets. The amount reclassified was $99,683.

As required by the SEC, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $4,076 as of November 30, 2019 and a working capital deficit of $801,072. We have also incurred a cumulative net loss of $3,225,247 from our inception on April 29, 2008 through November 30, 2019. We estimate that our average monthly operating expenses will be approximately $42,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Of the $500,000 that we require for the next 12 months, we had $4,076 in cash as of November 30, 2019, and a working capital deficit of $801,072. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Our operating results for the year ended November 30, 2019 are summarized as follows in comparison to our operating results for the same period ended November 30, 2018:

	Year Ended
	November 30, 2019	November 30, 2018

Revenue	$-	$-
Operating Expenses	$584,178	$840,808
Net Loss	$(647,942)	$(776,437)
Foreign currency translation adjustment gain (loss)	$(15,254)	$-
Total comprehensive loss	$(663,196)	$(776,437)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

OPERATING EXPENSES

Our general and administrative expenses for the year ended November 30, 2019 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2018:

	Year Ended
	November 30, 2019	November 30, 2018

Accounting and Legal	$41,596	$43,070
Consulting fees	$352,779	$604,800
Transfer agent and filing fees	$22,865	$15,946
Exploration	$66,151	$55,846
Other general and administrative	$100,787	$121,146
Total Operating Expenses	$584,178	$840,808

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2019	At November 30, 2018	Percentage Increase/ Decrease

Current assets	$105,925	$11,959	786%
Current liabilities	$906,997	$757,302	20%
Working capital deficiency	$(801,072)	$(745,343)	7%

CASH FLOWS

	Year Ended
	November 30, 2019	November 30, 2018

Net cash from (used in) operations	$(411,544)	$(174,444)
Net cash (used in) investing activities	$-	$(108,000)
Net cash provided by financing activities	$414,448	$283,075
Increase (Decrease) In Cash During the Period	$2,904	$631

We had cash in the amount of $4,076 as of November 30, 2019 as compared to $1,172 as of November 30, 2018. We had working capital deficiency of $801,072 as of November 30, 2019 compared to a working capital deficiency of $745,343 as of November 30, 2018.

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

We have served as the Company’s auditor since 2021

Spokane, Washington

May 3, 2021 except for note 12, May 13, 2021

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED BALANCE SHEETS
	(Restated)
	November 30, 2019	November 30, 2018

Assets
Current assets:
Cash	$4,076	$1,172
Prepaid expenses	101,849	10,787
Total current assets	105,925	11,959

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$353,925	$259,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$107,188	$81,280
Accounts payable - related parties	97,195	27,870
Accrued interest	39,179	3,415
Accrued interest - related parties	38,519	71,231
Due to related parties	60,823	95,640
Notes payable - current portion	174,575	10,000
Notes payable to related parties - current portion	267,500	467,866

Convertible note, net of discount of $8,615 and $-0- at November 30, 2019 and 2018, respectively	122,018	-
Total current liabilities	906,997	757,302

Long term liabilities:
Notes payable	-	114,575
Notes payable to related parties	-	20,500
Convertible note, net of discount of $29,750 and $-0-
at November 30, 2019 and 2018, respectively	99,591	-
Total long term liabilities	99,591	135,075

Total liabilities	1,006,588	892,377

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- preferred stock shares issued
and outstanding as of November 30, 2019 and 2018	-	-
Common stock, $0.001 par value, 3,500,000,000 shares
authorized, 78,941,929 and 74,142,211 issued and outstanding as of
November 30, 2019 and 2018, respectively	78,942	74,142
Additional paid-in capital	2,261,538	1,815,625
Common stock payable	247,358	55,120
Accumulated other comprehensive loss	(15,254)	-
Accumulated deficit	(3,225,247)	(2,577,305)
Total stockholders' equity (deficit)	(652,663)	(632,418)

Total Liabilities and Stockholders' equity (deficit)	$353,925	$259,959

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	(Restated) November 30, 2019	November 30, 2018

Operating expenses:
Accounting and legal	41,596	$43,070
Transfer agent and filing fees	22,865	15,946
Consulting	352,779	604,800
Exploration	66,151	55,846
General and administrative	100,787	121,146
Total operating expenses	584,178	840,808

Net operating income (loss)	(584,178)	(840,808)

Other income (expense):
Interest expense	(78,015)	(35,629)
Debt forgiveness	14,251	100,000
Total Other income (expense)	(63,764)	64,371

Net loss	(647,942)	$(776,437)

Basic and diluted income (loss) per share	(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	76,934,818	65,218,238

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS

	For the Years Ended
	(Restated) November 30, 2019	November 30, 2018

Net loss	(647,942)	$(776,437)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(15,254)	-
Total comprehensive loss	(663,196)	$(776,437)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
					Additional	Common	Other		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency
Balance at November 30, 2017	62,892,211	$62,892	-	$-	$1,206,875	$15,120	$-	$(1,800,868)	$(515,981)

Shares issued for mineral properties	3,500,000	3,500			136,500				140,000
Shares issued for services	7,750,000	7,750			472,250				480,000
Common stock to be issued					-	40,000			40,000
Other comprehensive loss							-		-
Net loss							-	(776,437)	(776,437)

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$-	$(2,577,305)	$(632,418)

Issuance of common stock for stock subscription	1,693,809	1,694			38,958				40,652
Conversion of debt to common stock	3,105,909	3,106			338,544				341,650
Stock option earned for services	-	-			20,903				20,903
Common stock to be issued						192,238			192,238
Discount on convertible notes payable					47,508				47,508
Other comprehensive loss							(15,254)		(15,254)
Net loss								(647,942)	(647,942)

Balance at November 30, 2019 (Restated)	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
(FORMERLY FIRST AMERICAN SILVER CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	(Restated) November 30, 2019	November 30, 2018

Cash flows from operating activities:
Net income (loss)	$(647,942)	$(776,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(14,251)	(100,000)
Write off reclamation bond	-	591
Stock based compensation	215,782	511,380
Debt discount interest	9,142	-
Changes in operating assets and liabilities:
Prepaid expenses	(99,682)	(2,167)
Accounts payable	(8,907)	79,952
Accounts payable expenses - related parties	69,325	15,785
Accrued expenses	34,666	3,415
Accrued expenses - related parties	30,323	32,214
Due to related parties	-	60,823
Net cash used in operating activities	(411,544)	(174,444)

Cash flows from investing activities:
Acquisition of resource properties	-	(108,000)
Net cash used in investing activities	-	(108,000)

Cash flows from financing activities
Proceeds from stock subscriptions	46,632	-
Proceeds from notes payable	50,000	124,575
Proceeds from notes payable to related parties	72,000	158,500
Proceeds from convertible notes payable	245,816	-
Net cash provided by financing activities	414,448	283,075

Net increase (decrease) in cash	2,904	631
Cash - beginning of the year	1,172	541
Cash - end of the year	$4,076	$1,172

Supplemental disclosures:
Interest paid	$3,883	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued for mineral properties	$-	$140,000
Discount on convertible notes payable	$47,508	$-
Conversion of notes payable and accrued interest to common stock	$341,650	$-
Issuance of common stock for stock subscription	$40,652	$-

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At November 30, 2019 and November 30, 2018, respectively, the Company had $101,849 and $10,787 of prepaid expenses primarily from a $99,683 prepayment of the annual mining claims renewal fees at November 30, 2019.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,225,247 as of November 30, 2019. Management continues to seek funding from its shareholders and other qualified investors.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)

The net deferred tax assets consist of the following:

	November 30, 2019	November 30, 2018
Deferred tax asset	$677,302	$541,234
Valuation allowance	(677,302)	(541,234)
Net deferred tax asset	$-	$-

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

NOTE 12 – RESTATEMENT

The November 30, 2019 financial statements are being restated to reclassify the annual mining claim renewal fee from operating expense to prepaid expenses, correcting other current assets and operating expenses.

The following table summarizes changes made to the November 30, 2019 consolidated balance sheets:

	November 30, 2019
	As Reported	Adjustment	As Restated
Balance Sheet:
Current Assets
Current Assets	6,243	99,682	105,925
Resource Property	248,000	-	248,000
Total assets	254,243	99,682	353,925

Accounts payable	107,188	-	107,188
Accounts payable – related parties	97,195	-	97,195
Accrued interest	39,179	-	39,179
Accrued interest - related party	38,519	-	38,519
Due to related parties	60,823	-	60,823
Notes payable	174,575	-	174,575
Notes payable - related party	267,500	-	267,500
Convertible notes payable	122,018	-	122,018
Total current liabilities	906,997	-	906,997

Convertible notes payable	99,591	-	99,591
Total long term liabilities	99,591	-	99,591

Common stock	78,942	-	78,942
Additional paid-in capital	2,261,538	-	2,261,538
Common stock payable	247,358	-	247,358
Accumulated other comprehensive loss	(15,254)	-	(15,254)
Accumulated deficit	(3,324,929)	99,682	(3,225,247)
Total Stockholders’ Equity	(752,345)	99,682	(652,663)
Total liabilities and stockholders’ equity	254,243	99,682	353,925

The following table summarizes changes made to the year ended November 30, 2019 consolidated statements of operations:

	For the Year Ended November 30, 2019
	As Reported	Adjustment	As Restated
Operating expenses	683,860	(99,682)	584,178
Interest expense	(78,015)	-	(78,015)
Debt forgiveness	14,251	-	14,251
Net Loss	(747,624)	99,682	(647,942)

Basic and diluted income (loss) per share	(0.01)	-	(0.01)

The following table summarizes changes made to the year ended November 30, 2019 consolidated statements of comprehensive income:

	For the Year Ended November 30, 2019
	As Reported	Adjustment	As Restated
Net loss	(747,624)	99,682	(647,942)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(15,254)	-	(15,254)
Total comprehensive loss	(762,878)	99,682	(663,196)

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

CENTURY COBALT CORP.
(Registrant)

Dated: May 13, 2021	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

