Form 10-Q
period 2020-02-29
Century Cobalt Corp.
filed 2021-06-04
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 4, 2021, there were 87,075,750 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
	•	we have a history of losses;
	•	our auditors have raised substantial doubts about our ability to continue as a going concern;
	•	we have a working capital deficit and need to raise additional capital to continue our business model;
	•	the adverse impact of COVID-19 on our company; and
	•	our reliance on our sole officer and director.
•	Risks related to regulation applicable to our industry, including:
	•	compliance with existing laws and regulations and possible future changes in laws and regulations; and
	•	any failure to protect personal data;
•	Risks related to the ownership of our securities, including:
	•	the applicability of penny stock rules; and
	•	material weaknesses in our internal control over financial reporting; and

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2021 and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Century Cobalt”, “we”, “us,” or “our” are to Century Cobalt Corp., a Nevada corporation and our wholly-owned subsidiary Emperium 1 Holdings Corp., a Nevada corporation.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our unaudited interim financial statements for the three-month period ended February 29, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	November 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$9	$4,076
Prepaid expenses	71,872	101,849
Total current assets	71,881	105,925

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$319,881	$353,925

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$121,617	$107,188
Accounts payable - related parties	73,344	97,195
Accrued interest	50,582	39,179
Accrued interest - related parties	45,854	38,519
Due to related parties	60,823	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	267,500	267,500
Convertible note, net of discount of $6,030 and $8,615
at February 29, 2020 and November 30, 2019, respectively	123,452	122,018
Total current liabilities	917,747	906,997

Long term liabilities:
Convertible note, net of discount of $24,341 and $29,750
at February 29, 2020 and November 30, 2019, respectively	103,860	99,591
Total long term liabilities	103,860	99,591

Total liabilities	1,021,607	1,006,588

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of
February 29, 2020 and November 30, 2019	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 78,941,929 issued and outstanding as of
February 29, 2020 and November 30, 2019	78,942	78,942
Additional paid-in capital	2,264,524	2,261,538
Common stock payable	353,508	247,358
Accumulated other comprehensive loss	(12,962)	(15,254)
Accumulated deficit	(3,385,738)	(3,225,247)
Total stockholders' equity (deficit)	(701,726)	(652,663)

Total Liabilities and Stockholders' equity (deficit)	$319,881	$353,925

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Operating expenses:
Accounting and legal	$5,406	$16,817
Transfer agent and filing fees	4,791	4,710
Consulting	72,467	35,723
Exploration	34,072	2,083
General and administrative	17,174	25,105
Total operating expenses	133,910	84,438

Net operating income (loss)	(133,910)	(84,438)

Other income (expense):
Interest expense	(26,581)	(12,356)
Debt forgiveness	-	14,251
Total Other income (expense)	(26,581)	1,895

Net loss	$(160,491)	$(82,543)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	78,941,929	75,902,226

The accompanying notes are an integral part of these financial statements.

5

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net loss	$(160,491)	$(82,543)
Other comprehensive gain (loss):
Foreign currency translation adjustment	2,292	-
Total comprehensive loss	$(158,199)	$(82,543)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common	Other		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency

For the three months ended February 28, 2019

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$-	$(2,577,305)	$(632,418)

Conversion of debt to common stock	3,105,909	3,106			338,544				341,650
Common Stock to be issued						12,986			12,986
Net loss								(82,543)	(82,543)

Balance at February 28, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,154,169	$68,106	$-	(3,225,247)	$(360,325)

For the three months ended February 29, 2020

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

Shares earned for stock options					2,986				2,986
Common Stock to be issued						106,150			106,150
Other comprehensive income (loss)							2,292		2,292
Net loss								(160,491)	(160,491)

Balance at February 29, 2020 (unaudited)	78,941,929	$78,942	-	$-	$2,264,524	$353,508	$(12,962)	(3,385,738)	$(701,726)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Cash flows from operating activities:
Net income (loss)	$(160,491)	$(82,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	-	(14,251)
Stock based compensation	3,721	4,456
Debt discount interest	7,994	-
Changes in operating assets and liabilities:
Prepaid expenses	29,977	(3,251)
Accounts payable	14,430	(23,319)
Accounts payable expenses - related parties	(23,851)	22,444
Accrued expenses	11,554	4,179
Accrued expenses - related parties	7,335	8,177
Net cash used in operating activities	(109,331)	(84,108)

Cash flows from financing activities
Proceeds from stock subscriptions	105,415	-
Proceeds from notes payable	-	25,000
Proceeds from notes payable to related parties	-	62,000
Proceeds from convertible notes payable	-	-
Net cash provided by financing activities	105,415	87,000

Net increase (decrease) in cash	(3,916)	2,892
Effect of foreign exchange adjustment	(151)	-
Cash - beginning of the year	4,076	1,172
Cash - end of the year	$9	$4,064

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Conversion of notes payable and accrued interest to common stock	$-	$341,650

The accompanying notes are an integral part of these financial statements.

 CENTURY COBALT CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FEBRUARY 29, 2020

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended February 29, 2020 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2019 filed with the Securities and Exchange Commission on May 13, 2021.

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2020 and November 30, 2019, respectively, the Company had $9 and $4,076 of unrestricted cash to be used for future business operations.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company’s bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and note payable-related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Total stock-based compensation amounted to $3,721 and $4,456 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2020, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 12,340,000 additional shares issued by the Company. The Company’s convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three months ended February 29, 2020 and February 28, 2019.

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

Mineral Properties

Costs of exploration are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,385,738 as of February 29, 2020. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees and the OTCBB prepaid listing fees.

Prepaid expenses are as follows:

	February 29, 2020	November 30, 2019

Annual mining claims renewal fees	$66,455	$99,683
Listing Fees	5,417	2,166
Total	$71,872	$101,849

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at February 29, 2020 and November 30, 2019 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2019 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of February 29, 2020 and November 30, 2019, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at February 29, 2020:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
May 1, 2016 (1)	-	8%	May 1, 2017	-
October 20, 2016 (2)	5,000	8%	October 20, 2017	1,345
January 9, 2017 (2)	9,000	8%	January 9, 2018	2,261
April 24, 2017 (2)	10,000	8%	April 24, 2018	2,281
June 19, 2017 (2)	7,000	8%	June 19, 2018	1,512
September 18, 2017 (2)	6,000	8%	September 18, 2018	1,176
January 5, 2018 (2)	10,000	8%	January 5, 2019	1,720
April 17, 2018 (2)	30,000	8%	April 17, 2019	4,491
July 27, 2018 (2)	31,700	12%	July 27, 2019	6,065
August 15, 2018 (2)	108,000	12%	August 15, 2019	19,990
September 7, 2018	15,000	12%	July 31, 2020	2,663
September 12, 2018	20,500	12%	August 15, 2020	3,605
September 27, 2018	10,000	12%	July 31, 2020	1,709
October 10, 2018	42,000	12%	July 31, 2020	7,001
November 20, 2018	7,905	12%	July 31, 2020	1,212
November 20, 2018	7,970	12%	July 31, 2020	1,220
December 18, 2018	25,000	12%	July 31, 2020	3,600
January 24, 2019	42,000	12%	August 15, 2020	5,538
February 18, 2019 (2)	20,000	12%	February 18, 2020	2,472
March 6, 2019	10,000	12%	August 15, 2020	1,183
May 3, 2019	25,000	12%	July 31, 2020	2,482
July 1, 2019	32,050	10%	September 30, 2020	3,736
July 15, 2019	32,050	10%	September 30, 2020	3,613
July 31, 2019	32,050	10%	September 30, 2020	3,473
August 30, 2019 (3)	102,560	10%	April 16, 2021	7,188
September 3, 2019	19,230	10%	September 30, 2020	1,905
September 4, 2019 (3)	25,640	10%	April 16, 2021	1,763
October 8, 2019	10,256	10%	September 30, 2020	917
November 6, 2019	3,846	10%	September 30, 2020	314
Grand Total	699,757			96,436

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

Convertible notes payable consisted of the following at February 29, 2020:

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $143,440 and $141,458 at February 29, 2020 and November 30, 2019, respectively.

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 30, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $137,151 and $135,144 at February 29, 2020 and November 30, 2019, respectively.

As of February 29, 2020, the total short-term and long-term loans - convertible amounted to $280,591 which includes $22,909 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $7,994 and -0- for the three months ended February 29, 2020 and February 28, 2019, respectively, in the accompanying consolidated statements of operations. The unamortized debt discount was $30,371 and $38,365 at February 29, 2020 and November 30, 2019, respectively.

Notes payable and convertible notes payable transactions during the quarter ended February 29, 2020 consisted of the following:

Balance, November 30, 2019	$702,048
Borrowings	-0-
Less foreign exchange adjustment	2,291
Balance, February 29, 2020	$699,757

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2020	$571,557
Fiscal year ended November 30, 2021	128,200
Total	$699,757

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 29, 2020, notes payable owing to related parties was $267,500 (November 30, 2019: $267,500) and accrued interest owing to related parties was $45,854 (November 30, 2019: $38,519).

As at February 29, 2020, accounts payable and compensation owing to stockholders and officers of the Company were $73,344 (November 30, 2019: $97,195).

As at February 29, 2020, the Company owed $60,823 to its President and Director (November 30, 2019: $60,823).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The cash compensation amounted to $4,578 and $5,767 for the three months ended February 29, 2020 and February 28, 2019, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. The compensation amounted to $45,000 and $25,500 for the three months ended February 29, 2020 and February 28, 2019, respectively.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of February 29, 2020, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at February 29, 2020, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of February 29, 2020, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of February 29, 2020, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of February 29, 2020, the consultant has earned an aggregate of 105,751 shares valued at $8,368 or $0.07913 per share. As of February 29, 2020, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of February 29, 2020, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of February 29, 2020, the shares have not been issued to the Company’s COO.

On October 8, 2019, the Company issued a stock subscription for 120,000 unregistered shares of the Company’s common stock to an investor. The shares were valued at $5,980 or $0.05 per share. The subscription amount was funded on October 9, 2019. The shares were not issued to the investor on February 29, 2020. The Company used the proceeds for working capital.

On November 13, 2019, the Company issued a stock subscription for 1,693,809 unregistered shares of the Company’s common stock to an investor. The shares were valued at $40,652 or $0.024 per share. The subscription amount was funded on November 13, 2019. The shares were issued to the investor on November 26, 2019. The Company used the proceeds for working capital.

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of February 29, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. As of February 29, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

As of February 29, 2020, the Company had 78,941,929 (November 30, 2019: 78,941,929) common shares issued and outstanding.

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

On April 2, 2019, the Company signed a twelve-month lease agreement for office space. The lease starts on 1 July, 2019 and ends on 30 June, 2020. The monthly rental is $730 and an aggregate of $8,761 over the term of the lease.

The rent expense recognized was $6,684 and $6,847 for three months ended February 29, 2020 and February 28, 2019, respectively.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. For three months ended February 29, 2020, the Consultant has earned $12,000.

NOTE 10 – SUBSEQUENT EVENTS

On April 27, 2020, the Company issued 120,000 unregistered shares of the Company’s common stock to an investor. The shares were earned on October 10, 2019 from a stock subscription.

On June 18, 2020, the Company signed a loan agreement for £150,000 (approximately $200,000), with a related party. The loan bears interest at 5% and has a maturity date of June 18, 2021. As of June 4, 2021, the Company has drawn seven (7) installments under the agreement for an aggregate of $168,456.

On December 1, 2020, Lester Kemp resigned as COO of the Company. Mr. Kemp will continue to the support the Company in other capacities.

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

On March 18, 2021, the Company issued 2,000,000 unregistered shares of the Company’s common stock to the Company’s CEO. The shares were earned on August 1, 2018 and August 1, 2019 from a consulting agreement with the Company’s CEO. The shares were valued at $137,500 or $0.0688 per share.

On May 21, 2021, the Company issued 1,750,000 unregistered shares of the Company’s common stock to the Company’s former COO. The shares were earned on May 21, 2021 as a bonus award for service to the Company. The shares were valued at $40,425 or $0.0231 per share.

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. The shares were issued on May 21, 2021.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. The shares were issued on May 21, 2021.

On May 21, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s CEO. The shares were earned on August 1, 2020 from a consulting agreement with the Company’s CEO. The shares were valued at $18,600 or $0.0186 per share.

The Company has evaluated all events occurring subsequently to these financial statements through June 4, 2021 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three months ended February 29, 2020 and February 29, 2019 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2019, as filed with the SEC on May 13, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

General Overview

We were incorporated in the State of Nevada on April 29, 2008, under the name “Mayetok, Inc.”. As Mayetok, Inc. we were engaged in the development of a website to market vacation properties in the Ukraine.

On June 8, 2010, we initiated a one (1) old for 35 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 to 3,500,000,000 shares of common stock and the issued and outstanding increased from 2,200,000 shares of common stock to 77,000,000 shares of common stock, all with a par value of $0.001.

Also, on June 8, 2010, we changed our name from “Mayetok, Inc.” to “First American Silver Corp.”, by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. As of June 2010, we had abandoned our former business plan of seeking to market vacation properties.

Our name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 16, 2010, on which date we adopted the new stock symbol “FASV”.

On June 18, 2018, we changed our name from “First American Silver Corp.” to “Century Cobalt Corp”, by way of a merger with our wholly owned subsidiary Century Cobalt Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties. Our name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 18, 2018, on which date we adopted the new stock symbol “CCOB”

Our Current Business

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

Results of Operations

Three Months Ended February 29, 2020 Compared to the Three Months Ended February 28, 2019

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $160,491 for the three-month period ended February 29, 2020 which was $77,948 higher than the net loss of $82,543 for the three-month period ended February 28, 2019. The change in our net loss over the two periods are primarily a result of an approximate $37,000 increase in consulting fees and stock-based compensation paid primarily to our president and COO during the three months ended February 29, 2020, an approximate $32,000 increase in exploration fees, an approximate $14,000 increase in interest expense from our new loans to support the business and an $14,000 debt forgiveness during the three months ended February 28, 2019, offset by an approximate $11,000 decrease in professional fees from reduced public company reporting activity, an approximately $8,000 decrease in general administrative expenses from travel, rent expense, and other expenses.

Liquidity and Capital Resources

Our balance sheet as of February 29, 2020 reflects current assets of $71,881. We had cash in the amount of $9 and working capital deficit of $845,866 as of February 29, 2020. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the three-months ended February 29, 2020 was $109,331, a $25,223 increase from the $84,108 net cash outflow during the three-months ended February 28, 2019 as a result of our work towards building the business.

Financing Activities

Cash provided by financing activities during the three-months ended February 29, 2020 was $105,415 as compared to $87,000 in cash provided by financing activities during the three-months ended February 28, 2019 from two stock subscriptions and promissory notes payable from corporations and related parties.

We estimate that our operating expenses and working capital requirements for the 12 months ended November 30, 2021 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $9 in cash as of February 29, 2020 and a working capital deficit of $845,866. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 1A. Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2019 as filed with the SEC on May 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On January 8, 2019, the Company agreed to convert principal and interest of $341,650 from a Related Party Promissory Note Payable into 3,105,909 unregistered shares of the Company’s common stock to fully satisfy the obligation. The common stock was valued at $0.11 per share.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of June 4, 2021, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of June 4, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of June 4, 2021, the consultant has earned an aggregate of 557,253 shares valued at $15,535 or $0.0279 per share. As of June 4, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of June 4, 2021, the shares have not been issued to the Company’s COO.

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

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. The shares were issued on May 21, 2021 June 4, 2021to the investor. The Company used the proceeds for working capital.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. The shares were issued on May 21, 2021 June 4, 2021to the investor. The Company used the proceeds for working capital.

On August 1, 2020, the Company granted 1,000,000 unregistered common shares, at $0.0186 per share, valued at $18,600, to the Company’s president pursuant to a consulting agreement for annual share compensation. The shares were issued on May 21, 2021 to the Company’s president.

On January 11, 2021, the Company issued a stock subscription for 176,966 unregistered shares of the Company’s common stock to pay a past due balance from one of the Company’s vendors. The shares were valued at $5,309 or $0.03 per share. The shares were issued to the vendor on April 19, 2021.

On May 21, 2021, the Company awarded 1,750,000 unregistered common shares, at $0.0231 per share, valued at $45,425, to the Company’s former COO as a bonus for services to the Company. The shares were issued on May 21, 2021 to the Company’s former COO.

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

10.7

On September 14, 2019, the Company entered a consulting agreement with Mathew McGahan for Business Development including other management advisory services (incorporated to our Annual Report filed on Form 10-K/A on May 13, 2021).

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

CENTURY COBALT CORP.
(Registrant)

Dated: June 4, 2021	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
`	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

