Form 10-Q
period 2020-05-31
Century Cobalt Corp.
filed 2021-06-08
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	CCOB	OTC Pink
Preferred Stock	N/A	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 8, 2021, there were 87,075,750 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month period ended May 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2020	November 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$196	$4,076
Prepaid expenses	35,394	101,849
Total current assets	35,590	105,925

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$283,590	$353,925

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$131,546	$107,188
Accounts payable - related parties	130,917	97,195
Accrued interest	61,309	39,179
Accrued interest - related parties	53,270	38,519
Due to related parties	60,823	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	267,500	267,500
Convertible note, net of discount of $22,377 and $8,615
at May 31, 2020 and November 30, 2019, respectively	227,713	122,018
Total current liabilities	1,107,653	906,997

Long term liabilities:
Convertible note, net of discount of $-0- and $29,750
at May 31, 2020 and November 30, 2019, respectively	-	99,591
Total long term liabilities	-	99,591

Total liabilities	1,107,653	1,006,588

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- preferred stock shares issued and outstanding as of
May 31, 2020 and November 30, 2019	-	-
Common stock, $0.001 par value, 3,500,000,000 shares
authorized, 79,061,929 and 78,941,929 issued and outstanding as of
May 31, 2020 and November 30, 2019	79,062	78,942
Additional paid-in capital	2,270,384	2,261,538
Common stock payable	347,528	247,358
Accumulated other comprehensive loss	(3,320)	(15,254)
Accumulated deficit	(3,517,717)	(3,225,247)
Total stockholders' equity (deficit)	(824,063)	(652,663)

Total Liabilities and Stockholders' equity (deficit)	$283,590	$353,925

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Operating expenses:
Accounting and legal	$4,579	$11,869	$9,985	$28,686
Transfer agent and filing fees	5,065	5,571	9,856	10,281
Consulting	57,000	35,765	129,467	71,488
Exploration	33,228	30,840	67,300	32,923
General and administrative	5,169	17,740	22,343	42,845
Total operating expenses	105,041	101,785	238,951	186,223

Net operating income (loss)	(105,041)	(101,785)	(238,951)	(186,223)

Other income (expense):
Interest expense	(26,938)	(12,049)	(53,519)	(24,405)
Debt forgiveness	-	-	-	14,251
Total Other income (expense)	(26,938)	(12,049)	(53,519)	(10,154)

Net loss	$(131,979)	$(113,834)	$(292,470)	$(196,377)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	78,986,277	77,248,120	78,964,224	76,582,568

The accompanying notes are an integral part of these financial statements.

5

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net loss	$(131,979)	$(113,834)	$(292,470)	$(196,377)
Other comprehensive gain (loss):
Foreign currency translation adjustment	9,642	-	11,934	-
Total comprehensive loss	$(122,337)	$(113,834)	$(280,536)	$(196,377)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
					Additional	Common	Other		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency

For the six months ended May 31, 2019

Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$-	$(2,577,305)	$(632,418)

Conversion of debt to common stock	3,105,909	3,106			338,544				341,650
Shares earned for stock options					8,959				8,959
Common Stock to be issued						30,000			30,000
Net loss								(196,377)	(196,377)

Balance at May 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,163,128	$85,120	$-	(2,773,682)	$(448,186)

For the three months ended May 31, 2019

Balance at February 28, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,154,169	$68,106	$-	(2,659,848)	$(360,325)

Shares earned for stock options	-				8,959				8,959
Common Stock to be issued						17,014			17,014
Net loss							-	(113,834)	(113,834)

Balance at May 31, 2019 (unaudited)	77,248,120	$77,248	-	$-	$2,163,128	$85,120	$-	(2,773,682)	$(448,186)

For the six months ended May 31, 2020
Shares issued for mineral properties	-				-		-		-

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)			-
Shares earned for stock options					2,986				2,986
Common Stock to be issued						106,150			106,150
Other comprehensive income (loss)							11,934		11,934
Net loss							-	(292,470)	(292,470)

Balance at May 31, 2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$347,528	$(3,320)	(3,517,717)	$(824,063)

For the three months ended May 31, 2020
Balance at February 29, 2020 (unaudited)	78,941,929	$78,942	-	$-	$2,264,524	$353,508	$(12,962)	(3,385,738)	$(701,726)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)			-
Other comprehensive income (loss)							9,642		9,642
Net loss								(131,979)	(131,979)

Balance at May 31, 2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$347,528	$(3,320)	(3,517,717)	$(824,063)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Six Months Ended
	May 31, 2020	May 31, 2019

Cash flows from operating activities:
Net income (loss)	$(292,470)	$(196,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	-	(14,251)
Stock based compensation	3,721	32,768
Debt discount interest	15,989	-
Changes in operating assets and liabilities:
Prepaid expenses	66,455	(501)
Accounts payable	24,476	(5,111)
Accounts payable expenses - related parties	33,722	35,920
Accrued expenses	22,779	8,833
Accrued expenses - related parties	14,751	15,572
Net cash used in operating activities	(110,577)	(123,147)

Cash flows from financing activities
Proceeds from stock subscriptions	105,415	-
Proceeds from notes payable to related parties	-	20,000
Proceeds from convertible notes payable	2,050	-
Proceeds from notes payable to related parties - long-term	-	50,000
Proceeds from convertible notes payable - long-term	-	52,000
Net cash provided by financing activities	107,465	122,000

Net increase (decrease) in cash	(3,112)	(1,147)
Effect of foreign exchange adjustment	(768)	-
Cash - beginning of the year	4,076	1,172
Cash - end of the year	$196	$25

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Issuance of common stock for stock subscription	$5,980	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

The results for the three and six months ended May 31, 2020 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2019 filed with the Securities and Exchange Commission on May 13, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2020 and November 30, 2019, respectively, the Company had $196 and $4,076 of unrestricted cash to be used for future business operations.

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

Total stock-based compensation amounted to $-0- and $28,311 for the three months ended May 31, 2020 and 2019, respectively, and $3,721 and $32,768 for the six months ended May 31, 2020 and 2019, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2020, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 12,198,000 additional shares issued by the Company. The Company's convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the three and six months ended May 31, 2020 and 2019.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,517,717 as of May 31, 2020. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees and the OTCBB prepaid listing fees.

Prepaid expenses are as follows:

	May 31, 2020	November 30, 2019
Annual mining claims renewal fees	$33,228	$99,683
Listing Fees	2,166	2,166
Total	$35,394	$101,849

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at May 31, 2020 and November 30, 2019 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2019 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of May 31, 2020 and November 30, 2019, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at May 31, 2020:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
May 1, 2016 (1)	-	8%	May 1, 2017	-
October 20, 2016 (2)	5,000	8%	October 20, 2017	1,446
January 9, 2017 (2)	9,000	8%	January 9, 2018	2,442
April 24, 2017 (2)	10,000	8%	April 24, 2018	2,483
June 19, 2017 (2)	7,000	8%	June 19, 2018	1,653
September 18, 2017 (2)	6,000	8%	September 18, 2018	1,297
January 5, 2018 (2)	10,000	8%	January 5, 2019	1,922
April 17, 2018 (2)	30,000	8%	April 17, 2019	5,096
July 27, 2018 (2)	31,700	12%	July 27, 2019	7,024
August 15, 2018 (2)	108,000	12%	August 15, 2019	23,257
September 7, 2018 (2)	15,000	12%	July 31, 2020	3,116
September 12, 2018	20,500	12%	August 15, 2020	4,225
September 27, 2018	10,000	12%	July 31, 2020	2,012
October 10, 2018	42,000	12%	July 31, 2020	8,271
November 20, 2018	7,905	12%	July 31, 2020	1,451
November 20, 2018	7,970	12%	July 31, 2020	1,462
December 18, 2018	25,000	12%	July 31, 2020	4,356
January 24, 2019	42,000	12%	August 15, 2020	6,808
February 18, 2019 -2	20,000	12%	February 18, 2020	3,077
March 6, 2019	10,000	12%	August 15, 2020	1,486
May 3, 2019	25,000	12%	July 31, 2020	3,238
July 1, 2019	30,860	10%	September 30, 2020	4,375
July 15, 2019	30,860	10%	September 30, 2020	4,256
July 31, 2019	30,860	10%	September 30, 2020	4,122
August 30, 2019 (3)	98,752	10%	April 16, 2021	9,409
September 3, 2019	18,516	10%	September 30, 2020	2,301
September 4, 2019 (3)	24,688	10%	April 16, 2021	2,319
October 8, 2019	9,875	10%	September 30, 2020	1,132
November 6, 2019	3,703	10%	September 30, 2020	395
March 3, 2020	1,975	10%	April 16, 2021	147
Grand Total	692,164			114,579

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

Convertible notes payable consisted of the following at May 31, 2020:

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $141,255 and $141,458 at May 31, 2020 and November 30, 2019, respectively.

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 30, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. The unpaid balance including accrued interest was $137,290 and $135,144 at May 31, 2020 and November 30, 2019, respectively.

As of May 31, 2020, the total short-term loans - convertible amounted to $278,545 which includes $28,456 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $7,994 and -0- for the three months ended May 31, 2020 and 2019, respectively, $15,988 and -0- for the six months ended May 31, 2020 and 2019, respectively, in the accompanying consolidated statements of operations. The unamortized debt discount was $22,377 and $38,365 at May 31, 2020 and November 30, 2019, respectively.

Notes payable and convertible notes payable transactions during the six months ended May 31, 2020 consisted of the following:

Balance, November 30, 2019	$699,757
Borrowings	1,975
Less foreign exchange adjustment	9,568
Balance, May 31, 2020	$692,164

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2020	$566,749
Fiscal year ended November 30, 2021	125,415
Total	$692,164

NOTE 7 – RELATED PARTY TRANSACTIONS

On May 31, 2020, notes payable owing to related parties was $267,500 (November 30, 2019: $267,500) and accrued interest owing to related parties was $53,270 (November 30, 2019: $38,519).

As at May 31, 2020, accounts payable and compensation owing to stockholders and officers of the Company were $130,917 (November 30, 2019: $97,195).

As at May 31, 2020, the Company owed $60,823 to its President and Director (November 30, 2019: $60,823).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The cash compensation amounted to $-0- and $1,955 for the three months ended May 31, 2020 and 2019, respectively, and $4,578 and $7,722 for the six months ended May 31, 2020 and 2019, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. The compensation amounted to $45,000 and $25,500 for the three months ended May 31, 2020 and 2019, respectively, and $90,000 and $51,000 for the six months ended May 31, 2020 and 2019, respectively.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of May 31, 2020, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at May 31, 2020, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of August 31, 2020, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of May 31, 2020, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 25,699 shares valued at $735 or $0.0286 per share for the six months ended May 31, 2020 and 80,052 shares valued at $7,633 or $0.0953 per share at November 30, 2019, for an aggregate of 105,751 shares valued at $8,368 or $0.0791 per share. As of May 31, 2020, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of May 31, 2020, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of May 31, 2020, the shares have not been issued to the Company’s COO.

On October 8, 2019, the Company issued a stock subscription for 120,000 unregistered shares of the Company’s common stock to an investor. The shares were valued at $5,980 or $0.05 per share. The subscription amount was funded on October 9, 2019. On April 27, 2020, the Company issued 120,000 unregistered shares of the Company’s common stock to the investor. The Company used the proceeds for working capital.

On November 13, 2019, the Company issued a stock subscription for 1,693,809 unregistered shares of the Company’s common stock to an investor. The shares were valued at $40,652 or $0.024 per share. The subscription amount was funded on November 13, 2019. The shares were issued to the investor on November 26, 2019. The Company used the proceeds for working capital.

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of May 31, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. As of May 31, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

As of May 31, 2020, the Company had 79,061,929 (November 30, 2019: 78,941,929) common shares issued and outstanding.

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

On March 11, 2019, the Company signed a twelve-month lease agreement for a four-bedroom living unit. The lease starts on April 1, 2019 and ends on March 31, 2020. The monthly rental is $1,200 and an aggregate of $14,400 over the term of the lease. The lease terminated on March 31, 2020 and was not renewed.

On April 2, 2019, the Company signed a twelve-month lease agreement for office space. The lease starts on 1 July, 2019 and ends on 30 June, 2020. The monthly rental is $730 and an aggregate of $8,761 over the term of the lease.

The rent expense recognized was $1,539 and $4,933 for three months ended May 31, 2020 and 2019, respectively, and $8,223 and $11,780 for the six months ended May 31, 2020 and 2019, respectively.

On September 14, 2019, the Company entered an agreement with a consultant as the Company's Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. For three months ended May 31, 2020, the Consultant has earned $12,000 and for six months ended May 31, 2020, the Consultant has earned $24,000.

NOTE 10 – SUBSEQUENT EVENTS

On June 18, 2020, the Company signed a loan agreement for £150,000 (approximately $200,000), with a related party. The loan bears interest at 5% and has a maturity date of June 18, 2021. As of June 8, 2021, the Company has drawn seven (7) installments under the agreement for an aggregate of $168,456.

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

On May 21, 2021, the Company issued 1,750,000 unregistered shares of the Company’s common stock to the Company’s COO. The shares were earned on May 21, 2021 from a consulting agreement with the Company’s COO. The shares were valued at $40,425 or $0.0231 per share.

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

The Company has evaluated all events occurring subsequently to these financial statements through June 8, 2021 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three and six months ended May 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2019, as filed with the SEC on May 13, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Results of Operations

Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $131,979 for the three-month period ended May 31, 2020 which was $18,145 higher than the net loss of $113,834 for the three-month period ended May 31, 2019. The change in our net loss over the two periods are primarily a result of an approximate $21,000 increase in consulting fees and stock-based compensation paid primarily to our president and COO during the three months ended May 31, 2020, an approximate $15,000 increase in interest expense from our new loans to support the business and an approximate $2,000 increase in exploration fees for potential mining operations, offset by an approximately $12,000 decrease in general administrative expenses from travel, rent expense, and other expenses and an approximate $8,000 decrease in professional fees from reduced public company reporting activity.

Six Months Ended May 31, 2020 Compared to the Six Months Ended May 31, 2019

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $292,470 for the six-month period ended May 31, 2020 which was $96,093 higher than the net loss of $196,377 for the six-month period ended May 31, 2019. The change in our net loss over the two periods are primarily a result of an approximate $58,000 increase in consulting fees and stock-based compensation paid primarily to our president and COO during the six months ended May 31, 2020, an approximate $34,000 increase in exploration fees for potential mining operations, an approximate $29,000 increase in interest expense from our new loans to support the business and an $14,000 debt forgiveness during the six months ended May 31, 2019, offset by an approximately $20,000 decrease in general administrative expenses from travel, rent expense, and other expenses and an approximate $19,000 decrease in professional fees from reduced public company reporting activity.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2020 reflects current assets of $35,590. We had cash in the amount of $196 and working capital deficit of $1,072,063 as of May 31, 2020. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2020 was $110,577, a $12,570 decrease from the $123,147 net cash outflow during the six months ended May 31, 2019.

Financing Activities

Cash provided by financing activities during the six months ended May 31, 2020 was $107,465 as compared to $122,000 in cash provided by financing activities during the six months ended May 31, 2019 from two stock subscriptions and a promissory notes payable from a corporation during the six months ended May 31, 2020.

We estimate that our operating expenses and working capital requirements for the 12 months ending November 30, 2021 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $196 in cash as of May 31, 2020 and a working capital deficit of $1,072,063. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of June 8, 2021, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of June 8, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of June 8, 2021, the consultant has earned an aggregate of 557,253 shares valued at $15,535 or $0.0279 per share. As of June 8, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of June 8, 2021, the shares have not been issued to the Company’s COO.

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

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. The shares were issued on May 21, 2021 to the investor. The Company used the proceeds for working capital.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. The shares were issued on May 21, 2021 to the investor. The Company used the proceeds for working capital.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.2	By-laws (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009)

3.3	Certificate of Amendment (Incorporated by reference to our Registration Statement filed on Form S-1 on February 25, 2009).

3.4	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.5	Certificate of Change (Incorporated by reference to our Current Report filed on Form 8-K on July 15, 2010).

3.6	Articles of Merger (Incorporated by reference to our Current Report filed on Form 8-K on June 25, 2018).

(10)	Material Contracts

10.1	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on November 14, 2011).

10.2	Foxglove Promissory Note dated June 28, 2015 (incorporated by reference to our Quarterly Report filed on Form 10-Q on October 14, 2015).

10.3	Assignment Agreement dated effective August 7, 2018 between Oriental Rainbow Group Ltd. and Century Cobalt Corp. (incorporated by reference to our Current Report filed on Form 8-K on August 14, 2018).

10.4	Consulting Agreement with Alexander Stanbury, dated September 14, 2018. (incorporated by reference to Exhibit 10.10 to our Quarterly Report filed on Form 10-Q on October 22, 2018).

10.5	Consulting Agreement with Lester Kemp, dated September 11, 2018. (incorporated by reference to Exhibit 10.11 to our Quarterly Report filed on Form 10-Q on October 22, 2018).

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

CENTURY COBALT CORP.
(Registrant)

Dated: June 8, 2021	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

