Form 10-K
period 2020-11-30
Century Cobalt Corp.
filed 2021-06-16
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

Registrant’s telephone number, including area code: (310) -772-2209

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated flier, an accelerated flier, a non-accelerated flier, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated flier,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2020 was $879,991 based on a $0.014 based on the last sales price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 87,075,750 as of June 16, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART 1

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our”, and “company” mean Century Cobalt Corp., unless the context clearly requires or states otherwise.

CORPORATE OVERVIEW

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

The address of our principal executive office is located at 10100 Santa Monica Blvd., Suite 300, Century City, CA 90067 USA.

Our common stock is quoted on the OTC Bulletin Board under the symbol “CCOB”.

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

Also, on June 8, 2010 we changed our name from “Mayetok, Inc.” to “First American Silver Corp.”, by way of a merger with our wholly owned subsidiary First American Silver Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing mineral properties.

On June 18, 2018, we changed our name from “First American Silver Corp.” to “Century Cobalt Corp.”, by way of a merger with our wholly owned subsidiary Century Cobalt Corp., which was formed solely for the change of name. We changed the name of our company to reflect the new direction of our company in the business of acquiring, exploring and developing cobalt mineral properties. Our name change became effective with the Over-the-Counter Markets at the opening of trading on June 18, 2018, on which date we adopted the new stock symbol “CCOB”.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2021.

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

At any general meeting, subject to the restrictions on joint registered owners of common shares, on a showing of hands every stockholder who is present in person and entitled to vote has one vote, and on a poll every stockholder has one vote for each share of common stock of which he is the registered owner and may exercise such vote either in person or by proxy. To the knowledge of our management, at the date hereof, our sole officer and director is the only person to exercise control, directly or indirectly, over more than 10% of our outstanding common shares. See “Security Ownership of Certain Beneficial Owners and Management.”

We refer you to our Articles of Incorporation and Bylaws, copies of which were filed with the registration statement of which this prospectus is a part, and to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $19,482 as of November 30, 2020 and a working capital deficit of $1,231,244. We have also incurred a cumulative net loss of $3,809,758 from our inception on April 29, 2008 through November 30, 2020. We estimate that our average monthly operating expenses will be approximately $42,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated June 16, 2021, to comment about our company’s ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND FINRA’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC PINK, operated by the OTC Markets Inc., under the Symbol “CCOB”. Our common shares became quoted for trading on the OTCBB on August 13, 2009 under the symbol “MAYT”. On June 18, 2018 our symbol changed to “CCOB” in connection with the change of the name of our company from First American Silver Corp. to Century Cobalt Corp.

The following table reflects the high and low bid information for our common stock obtained from yahoo finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC

Quarter Ended	High $	Low $

November 30, 2020	0.03	0.01
August 31, 2020	0.03	0.01
May 31, 2020	0.03	0.01
February 28, 2020	0.03	0.02
November 30, 2019	0.09	0.01
August 31, 2019	0.10	0.04
May 31, 2019	0.14	0.08
February 28, 2019	0.17	0.09

(1) Our stock was first quoted for trading on the OTC Bulletin Board on August 13, 2009, the first trade did not occur until June 25, 2010.

As of June 16, 2021, there were 34 registered holders of record of our common stock and 87,075,750 shares of our common stock were issued and outstanding.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of June 16, 2021, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of June 16, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of June 16, 2021, the consultant has earned an aggregate of 557,253 shares valued at $15,535 or $0.0279 per share. As of June 16, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of June 16, 2021, the shares have not been issued to the Company’s COO.

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

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2020 and 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in Item 1A of this annual report.

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

Of the $500,000 that we require for the next 12 months, we had $19,482 in cash as of November 30, 2020, and a working capital deficit of $1,231,244. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2021.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2020 AND 2019.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2020.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $584,511 for the year period ended November 30, 2020 which was $63,431 lower than the net loss of $647,942 for the year period ended November 30, 2019. The change in our net loss over the two periods are primarily a result of an approximate $88,000 decrease in consulting fees and stock-based compensation paid primarily to our president and COO, an approximate $57,000 decrease in general administrative expenses from travel, rent expense, other professional fees and other expenses from reduced Company activity, an approximate $27,000 decrease in accounting and legal fees and an approximate $7,000 decrease in transfer agent and filing fees from reduced public company reporting activity, offset by an approximate $65,000 increase in exploration fees for potential mining operations, an approximate $37,000 increase in interest expense from our new loan to support the business and an $14,000 debt forgiveness during the nine months ended November 30, 2019.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2020	At November 30, 2019	Percentage Increase/Decrease

Current assets	$119,391	$105,975	13%
Current liabilities	$1,350,635	$906,997	49%
Working capital deficiency	$(1,231,244)	$(801,072)	54%

CASH FLOWS

	Year Ended
	November 30, 2020	November 30, 2019

Net cash from (used in) operations	$(271,609)	$(411,544)
Net cash provided by financing activities	$283,864	$414,448
Increase (Decrease) In Cash During the Period	$12,255	$2,904

We had cash in the amount of $19,482 as of November 30, 2020 as compared to $4,076 as of November 30, 2019. We had working capital deficiency of $1,231,244 as of November 30, 2020 compared to a working capital deficiency of $801,072 as of November 30, 2019. The increase in work capital deficiency of $430,172 was primarily attributable to an approximate $275,000 increase in notes payable and related accrued interest for our new loans to support the business and an approximate $119,000 increase in related party accounts payable to our CEO.

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

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2020, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 –Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Cobalt Corp. (“the Company”) as of November 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021 Spokane, Washington
June 15, 2021

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	November 30, 2020	November 30, 2019

Assets
Current assets:
Cash	$19,482	$4,076
Prepaid expenses	99,909	101,849
Total current assets	119,391	105,925

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$367,391	$353,925

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$159,341	$107,188
Accounts payable - related parties	216,074	97,195
Accrued interest	97,303	39,179
Accrued interest - related parties	68,453	38,519
Due to related parties	60,823	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	314,124	267,500
Convertible note, net of discount of $8,114 and $8,615
at November 30, 2020 and 2019, respectively	259,942	122,018
Total current liabilities	1,350,635	906,997

Long term liabilities:
Convertible note, net of discount of $-0- and $29,750
at November 30, 2020 and 2019, respectively	134,542	99,591
Total long term liabilities	134,542	99,591

Total liabilities	1,485,177	1,006,588

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- preferred stock shares issued and outstanding as of
November 30, 2020 and 2019	-	-
Common stock, $0.001 par value, 3,500,000,000 shares
authorized, 79,061,929 and 78,941,929 issued and outstanding as of
November 30, 2020 and 2019, respectively	79,062	78,942
Additional paid-in capital	2,270,384	2,261,538
Common stock payable	368,578	247,358
Accumulated other comprehensive loss	(26,052)	(15,254)
Accumulated deficit	(3,809,758)	(3,225,247)
Total stockholders' equity (deficit)	(1,117,786)	(652,663)

Total Liabilities and Stockholders' equity (deficit)	$367,391	$353,925

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30, 2020	November 30, 2019

Operating expenses:
Accounting and legal	$14,766	$41,596
Transfer agent and filing fees	15,454	22,865
Consulting	264,517	352,779
Exploration	131,265	66,151
General and administrative	43,078	100,787
Total operating expenses	469,080	584,178

Net operating income (loss)	(469,080)	(584,178)

Other income (expense):
Interest expense	(115,431)	(78,015)
Debt forgiveness	-	14,251
Total Other income (expense)	(115,431)	(63,764)

Net loss	$(584,511)	$(647,942)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	79,013,077	76,934,818

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS

	For the Years Ended
	November 30, 2020	November 30, 2019

Net loss	$(584,511)	$(647,942)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(10,798)	(15,254)
Total comprehensive loss	$(595,309)	$(663,196)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
	Common		Preferred		Additional	Common	Other		Total
	Stock		Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency
Balance at November 30, 2018	74,142,211	$74,142	-	$-	$1,815,625	$55,120	$-	$(2,577,305)	$(632,418)

Issuance of common stock for stock subscription	1,693,809	1,694			38,958				40,652
Shares issued for services	3,105,909	3,106			338,544				341,650
Shares payable for services						192,238			192,238
Stock option earned for services					20,903				20,903
Discount on shares issued for notes payable					47,508				47,508
Other comprehensive income (loss)							(15,254)		(15,254)
Net loss								(647,942)	(647,942)

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)			-
Shares issued for services	-	-			-				-
Shares payable for services	-	-			2,986				2,986
Common stock to be issued					-	127,200			127,200
Discount on shares issued for notes payable					-				-
Other comprehensive income (loss)							(10,798)		(10,798)
Net loss								(584,511)	(584,511)

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(26,052)	$(3,809,758)	$(1,117,786)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	November 30, 2020	November 30, 2019

Cash flows from operating activities:
Net income (loss)	$(584,511)	$(647,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	-	(14,251)
Stock based compensation	24,771	215,782
Debt discount interest	30,252	9,142
Changes in operating assets and liabilities:
Prepaid expenses	1,940	(99,682)
Accounts payable	51,879	(8,907)
Accounts payable expenses - related parties	118,879	69,325
Accrued expenses	55,262	34,666
Accrued expenses - related parties	29,919	30,323
Net cash used in operating activities	(271,609)	(411,544)

Cash flows from financing activities
Proceeds from stock subscriptions	105,415	46,632
Proceeds from notes payable	-	50,000
Proceeds from notes payable to related parties	45,753	72,000
Proceeds from convertible notes payable	132,696	245,816
Net cash provided by financing activities	283,864	414,448

Net increase (decrease) in cash	12,255	2,904
Effect of foreign exchange adjustment	3,151	-
Cash - beginning of the year	4,076	1,172
Cash - end of the year	$19,482	$4,076

Supplemental disclosures:
Interest paid	$-	$3,883
Income taxes	$-	$-

Non-cash transactions:
Discount on convertible notes payable	$-	$47,508
Conversion of notes payable and accrued interest to common stock	$-	$341,650
Issuance of common stock for stock subscription	$5,980	$40,652

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Emperium 1 Holdings Corp. Emperium 1 Holdings Corp. was incorporated as a wholly owned subsidiary on October 8, 2018 by the Company through the issuance of 100 common shares at $0.01 per share for proceeds of $1. As Emperium 1 Holdings Corp. is a holding company and, as such, has no accounts or activity. The Company owns 100% of the issued and outstanding shares of Emperium 1 Holdings Corp. All intercompany balance between the Company and Emperium 1 are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2020 and November 30, 2019, respectively, the Company had $19,482 and $4,076 of unrestricted cash to be used for future business operations.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company’s bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The fair value hierarchy as of November 30, 2020 and 2019:

Level	November 30, 2020	November 30, 2019
Level 1 inputs	$-	$-
Level 2 inputs	-	-
Level 3 inputs	-	23,891
Total	$-	$23,891

The level 3 inputs are used to value an option to purchase shares of the Company’s common stock as discussed in Note - Material contracts. In addition, all assets and liabilities of the Company approximate fair value.

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

Total stock-based compensation amounted to $24,771 and $215,782 for the twelve months ended November 30, 2020 and 2019, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2020, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 18,985,000 additional shares issued by the Company. The Company’s convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the years ended November 30, 2020 and 2019.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,809,758 as of November 30, 2020. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees and the OTCBB prepaid listing fees.

Prepaid expenses are as follows:

	November 30, 2020	November 30, 2019

Annual mining claims renewal fees	$99,909	$99,683
Listing Fees	-	2,166
Total	$99,909	$101,849

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at November 30, 2020 and 2019 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2020 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of November 30, 2020 and 2019, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at November 30, 2020:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
May 1, 2016 (1)	-	8%	May 1, 2017	-
October 20, 2016 (2)	5,000	8%	October 20, 2017	1,646
January 9, 2017 (2)	9,000	8%	January 9, 2018	2,803
April 24, 2017 (2)	10,000	8%	April 24, 2018	2,884
June 19, 2017 (2)	7,000	8%	June 19, 2018	1,934
September 18, 2017 (2)	6,000	8%	September 18, 2018	1,537
January 5, 2018 (2)	10,000	8%	January 5, 2019	2,323
April 17, 2018 (2)	30,000	8%	April 17, 2019	6,300
July 27, 2018 (2)	31,700	12%	July 27, 2019	8,931
August 15, 2018 (2)	108,000	12%	August 15, 2019	29,755
September 7, 2018 (2)	15,000	12%	July 31, 2020	4,019
September 12, 2018 (2)	20,500	12%	August 15, 2020	5,459
September 27, 2018 (2)	10,000	12%	July 31, 2020	2,613
October 10, 2018 (2)	42,000	12%	July 31, 2020	10,798
November 20, 2018 (2)	7,905	12%	July 31, 2020	1,926
November 20, 2018 (2)	7,970	12%	July 31, 2020	1,941
December 18, 2018 (2)	25,000	12%	July 31, 2020	5,860
January 24, 2019 (2)	42,000	12%	August 15, 2020	9,335
February 18, 2019 (2)	20,000	12%	February 18, 2020	4,281
March 6, 2019 (2)	10,000	12%	August 15, 2020	2,087
May 3, 2019 (2)	25,000	12%	July 31, 2020	4,742
July 1, 2019 (4)	33,303	10%	December 30, 2021	6,391
July 15, 2019 (4)	33,303	10%	December 30, 2021	6,264
July 31, 2019 (4)	33,303	10%	December 30, 2021	6,118
August 30, 2019 (3)(5)	106,568	10%	April 16, 2021	15,497
September 3, 2019 (4)	19,982	10%	December 30, 2021	3,485
September 4, 2019 (3)(5)	26,642	10%	April 16, 2021	3,838
October 8, 2019 (4)	10,657	10%	December 30, 2021	1,756
November 6, 2019 (4)	3,996	10%	December 30, 2021	627
March 3, 2020 (5)	2,131	10%	April 16, 2021	265
July 10, 2020	13,321	5%	June 18, 2021	261
September 1, 2020 (5)	132,713	10%	April 16, 2021	9,908
September 2, 2020	13,321	5%	June 18, 2021	163
November 27, 2020	19,982	5%	June 18, 2021	8
Sub Total	891,297			165,755
Less Debt Discounts	8,114			-
Grand Total	883,183			165.755

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

(2)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.
(3)	Interest partially paid by Company prior to November 30, 2019 for $3,883.

Convertible notes payable consisted of the following at November 30, 2020:

(4) On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the note holder extended the due date to December 31, 2021. The unpaid balance including accrued interest was $159,183 and $141,458 at November 30, 2020 and 2019, respectively.

(5) On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 30, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2020, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended November 30, 2020, the Company received a fourth installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. The unpaid balance including accrued interest was $297,562 and $135,144 at November 30, 2020 and 2019, respectively.

As of November 30, 2020, the total short-term loans - convertible amounted to $456,745 which includes $54,149 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $30,252 and $9,142 for the years ended November 30, 2020 and 2019, respectively, in the accompanying consolidated statements of operations. The unamortized debt discount was $8,114 and $38,365 at November 30, 2020 and 2019, respectively.

Notes payable and convertible notes payable transactions during the year ended November 30, 2020 consisted of the following:

Balance, November 30, 2019	$702,048
Borrowings	178,451
Plus, foreign exchange adjustment	10,798
Balance, November 30, 2020	$891,297

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2021	$756,754
Fiscal year ended November 30, 2022	134,543
Total	$891,297

NOTE 7 – RELATED PARTY TRANSACTIONS

On November 30, 2020, notes payable owing to related parties was $314,124 (November 30, 2019: $267,500) and accrued interest owing to related parties was $68,453 (November 30, 2019: $38,519).

As at November 30, 2020, accounts payable and compensation owing to stockholders and officers of the Company were $216,074 (November 30, 2019: $97,195).

As at November 30, 2020, the Company owed $60,823 to its President and Director (November 30, 2019: $60,823).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The cash compensation amounted to $4,578 and $19,891 for the years ended November 30, 2020 and 2019, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The compensation amounted to $180,000 and $128,000 for the years ended November 30, 2020 and 2019, respectively.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of November 30, 2020, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at November 30, 2020, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s Chief Operating Officer (COO). As of November 30, 2020, the shares have not been issued to the COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of November 30, 2020, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 246,818 shares valued at $3,185 or $0.0129 per share for the year ended November 30, 2020 and 80,052 shares valued at $7,633 or $0.0953 per share at November 30, 2019, for an aggregate of 326,870 shares valued at $10,818 or $0.0331 per share. As of November 30, 2020, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of November 30, 2020, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s Chief Operating Officer (COO). As of November 30, 2020, the shares have not been issued to the Company’s COO.

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

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of November 30, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On August 1, 2020, the Company granted 1,000,000 unregistered common shares, at $0.0186 per share, valued at $18,600, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of November 30, 2020, the shares have not been issued to the Company’s president.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. As of November 30, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

As of November 30, 2020, the Company had 79,061,929 (November 30, 2019: 78,941,929) common shares issued and outstanding.

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

The rent expense recognized was $16,624 and $24,420 for the years ended November 30, 2020 and 2019, respectively.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. For the year ended November 30, 2020 and 2019, the Consultant has earned $48,000 and $12,000, respectively.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended November 30, 2020 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2020	2019
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)

The net deferred tax assets consist of the following:

	November 30, 2020	November 30, 2019
Deferred tax asset	$800,049	$677,302
Valuation allowance	(800,049)	(677,302)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended November 30, 2020 was an increase of $122,747

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to November 30, 2020, the Company has drawn an additional five (5) installments for an aggregate of $172,704 under a loan agreement dated June 18, 2020 with a related party. The loan bears interest at 5% and has a maturity date of June 18, 2021. As of June 16, 2021, the Company has drawn seven (8) installments under the agreement for an aggregate of $218,456.

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

The Company has evaluated all events occurring subsequently to these financial statements through June 16, 2021 and determined there were no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2020, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2020. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of November 30, 2020 our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Alexander Stanbury	President, Chief Executive Officer, Secretary, Treasurer and Director	42	April 19, 2018
Lester Kemp (1)	Former Chief Operating Officer	55	September 11, 2018

(1) On December 1, 2020, Lester Kemp resigned as COO of the Company. Mr. Kemp will continue to the support the Company in other capacities.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ALEXANDER STANBURY - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. Mr. Stanbury has over a decade’s experience working across Sub-Saharan Africa and in 2011, he founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance regarding growth strategies, project finance, and raising capital through institutional and private placements for companies within the Natural Resources sector. Mr. Stanbury’s prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP, and received training from the New York Institute of Finance.

Our company believes that Mr. Stanbury’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and by our Bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors’ immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

CODE OF ETHICS

On February 13, 2012, our board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s chief executive officer, president and chief financial officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics and Business Conduct by another.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	Our principal executive officer; and
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2020 and 2019.

We will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Alexander Stanbury (1)	2020	$180,000	$	Nil		$18,600	$	Nil	$	Nil	$	Nil	$	Nil	$198,600
President, Chief Executive Officer,	2019	$128,000	$	Nil		$97,500	$	Nil	$	Nil	$	Nil	$	Nil	$168,000
Treasurer, Secretary and Director

Lester Kemp (2)	2020	$4,578	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$4,578
Chief Operating Officer	2019	$19,891	$	Nil		$61,125	$	Nil	$	Nil	$	Nil	$	Nil	$81,016

(1)	Mr. Stanbury was appointed on April 19, 2018.

(2)	Mr. Kemp was appointed on September 11, 2018. Mr. Kemp resigned from the Company on December 1, 2020.

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

STOCK OPTIONS

During our fiscal year ended November 30, 2020 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2020.

OPTION EXERCISES

During our Fiscal year ended November 30, 2020 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended November 30, 2020, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead, the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during the year ended November 30, 2020.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 16, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Alexander Stanbury	18,955,400	20.7%

Directors and Executive Officers as a Group	18,955,400	20.7%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on, 2021. As of June 16, 2021, there were 87,075,750 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one director, Alexander Stanbury. We have determined that he is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2020 and for the fiscal year ended November 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2020	November 30, 2019

Audit Fees	$15,000	$9,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$15,000	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data File **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CENTURY COBALT CORP.
(Registrant)

Dated: June 16, 2021	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

