Form 10-Q
period 2021-02-28
Century Cobalt Corp.
filed 2021-06-30
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 29, 2021, there were 87,075,750 shares of common stock outstanding.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2021 and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Century Cobalt”, “we”, “us,” or “our” are to Century Cobalt Corp., a Nevada corporation and our wholly-owned subsidiary Emperium 1 Holdings Corp., a Nevada corporation.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three-month period ended February 28, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	February 28, 2021	November 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$6,030	$19,482
Prepaid expenses	69,171	99,909
Total current assets	75,201	119,391

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$323,201	$367,391

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$158,107	$159,341
Accounts payable - related parties	264,539	216,074
Accrued interest	122,233	97,303
Accrued interest - related parties	76,703	68,453
Due to related parties	60,823	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	364,954	314,124
Convertible notes, net of discount of $2,705 and $8,114
at February 28, 2021 and November 30, 2020, respectively	418,055	259,942
Total current liabilities	1,639,989	1,350,635

Long term liabilities:
Convertible notes, net of discount of $-0- at February 28, 2021 and November 30, 2020	-	134,542
Total long term liabilities	-	134,542

Total liabilities	1,639,989	1,485,177

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of February 28, 2021 and November 30, 2020	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 79,061,929 issued and outstanding as of February 28, 2021 and November 30, 2020	79,062	79,062
Additional paid-in capital	2,270,384	2,270,384
Common stock payable	373,693	368,578
Accumulated other comprehensive loss	(48,125)	(26,052)
Accumulated deficit	(3,991,802)	(3,809,758)
Total stockholders' equity (deficit)	(1,316,788)	(1,117,786)

Total Liabilities and Stockholders' equity (deficit)	$323,201	$367,391

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Operating expenses:
Accounting and legal	$18,912	$5,406
Transfer agent and filing fees	1,698	4,791
Consulting	80,493	72,467
Exploration	30,738	34,072
General and administrative	15,579	17,174
Total operating expenses	147,420	133,910

Net operating income (loss)	(147,420)	(133,910)

Other income (expense):
Interest expense	(34,624)	(26,581)
Total Other income (expense)	(34,624)	(26,581)

Net loss	$(182,044)	$(160,491)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	79,061,929	78,941,929

The accompanying notes are an integral part of these financial statements.

5

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net loss	$(182,044)	$(160,491)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(22,073)	2,292
Total comprehensive loss	$(204,117)	$(158,199)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Loss	Deficit	Deficiency

For the three months ended February 29, 2020

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

Shares earned for stock options					2,986				2,986
Stock based compensation and stock subscriptions						106,150			106,150
Other comprehensive income (loss)							2,292		2,292
Net loss								(160,491)	(160,491)

Balance at February 29, 2020 (unaudited)	78,941,929	$78,942	-	$-	$2,264,524	$353,508	$(12,962)	(3,385,738)	$(701,726)

For the three months ended February 28, 2021

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(26,052)	$(3,809,758)	$(1,117,786)

Stock based compensation and accrued expenses						5,115			5,115
Other comprehensive income (loss)							(22,073)		(22,073)
Net loss								(182,044)	(182,044)

Balance at February 28, 2021 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$373,693	$(48,125)	(3,991,802)	$(1,316,788)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Cash flows from operating activities:
Net income (loss)	$(182,044)	$(160,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,865	3,721
Debt discount interest	5,409	7,995
Changes in operating assets and liabilities:
Prepaid expenses	30,738	29,977
Accounts payable	48	14,429
Accounts payable expenses - related parties	48,465	(23,851)
Accrued expenses	21,036	11,554
Accrued expenses - related parties	8,179	7,335
Net cash used in operating activities	(65,304)	(109,331)

Cash flows from financing activities
Proceeds from stock subscriptions	-	105,415
Proceeds from notes payable to related parties	46,921	-
Net cash provided by financing activities	46,921	105,415

Net increase (decrease) in cash	(18,383)	(3,916)
Effect of foreign exchange adjustment	4,931	(151)
Cash - beginning of the year	19,482	4,076
Cash - end of the year	$6,030	$9

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FEBRUARY 28, 2021

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended February 28, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020 filed with the Securities and Exchange Commission on June 16, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2021 and November 30, 2020, respectively, the Company had $6,030 and $19,482 of unrestricted cash to be used for future business operations.

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

Total stock-based compensation amounted to $2,865 and $3,721 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2021, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 20,500,000 additional shares issued by the Company. The Company’s convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three months ended February 28, 2021 and February 29, 2020.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $3,991,802 as of February 28, 2021. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees.

Prepaid expenses are as follows:

	February 28, 2021	November 30, 2020
Annual mining claims renewal fees	$69,171	$99,909
Total	$69,171	$99,909

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at February 28, 2021 and November 30, 2020 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2020 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of February 28, 2021 and November 30, 2020, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at February 28, 2021:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	1,745
January 9, 2017 (1)	9,000	8%	January 9, 2018	2,981
April 24, 2017 (1)	10,000	8%	April 24, 2018	3,081
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,072
September 18, 2017 (1)	6,000	8%	September 18, 2018	1,655
January 5, 2018 (1)	10,000	8%	January 5, 2019	2,520
April 17, 2018 (1)	30,000	8%	April 17, 2019	6,892
July 27, 2018 (1)	31,700	12%	July 27, 2019	9,869
August 15, 2018 (1)	108,000	12%	August 15, 2019	32,951
September 7, 2018 (1)	15,000	12%	July 31, 2020	4,463
September 12, 2018 (1)	20,500	12%	August 15, 2020	6,066
September 27, 2018 (1)	10,000	12%	July 31, 2020	2,909
October 10, 2018 (1)	42,000	12%	July 31, 2020	12,041
November 20, 2018 (1)	7,905	12%	July 31, 2020	2,160
November 20, 2018 (1)	7,970	12%	July 31, 2020	2,177
December 18, 2018 (1)	25,000	12%	July 31, 2020	6,600
January 24, 2019 (1)	42,000	12%	August 15, 2020	10,578
February 18, 2019 (1)	20,000	12%	February 18, 2020	4,873
March 6, 2019 (1)	10,000	12%	August 15, 2020	2,383
May 3, 2019 (1)	25,000	12%	July 31, 2020	5,482
July 1, 2019 (3)	34,805	10%	December 30, 2021	7,537
July 15, 2019 (3)	34,805	10%	December 30, 2021	7,404
July 31, 2019 (3)	34,805	10%	December 30, 2021	7,252
August 30, 2019 (2) (4)	111,376	10%	April 16, 2021	18,943
September 3, 2019 (3)	20,883	10%	December 30, 2021	4,157
September 4, 2019 (2) (4)	27,844	10%	April 16, 2021	4,697
October 8, 2019 (3)	11,138	10%	December 30, 2021	2,109
November 6, 2019 (3)	4,177	10%	December 30, 2021	759
March 3, 2020 (4)	2,228	10%	April 16, 2021	443
July 10, 2020	13,922	5%	June 18, 2021	444
September 1, 2020 (4)	138,700	10%	April 16, 2021	20,710
September 2, 2020	13,921	5%	June 18, 2021	340
November 27, 2020	20,883	5%	June 18, 2021	266
December 22, 2020	20,883	5%	June 18, 2021	195
January 12, 2021	27,844	5%	June 18, 2021	180
Sub Total	960,289			198,936
Less Debt Discounts	2,705			-
Grand Total	957,584			198,936

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

(2)	Interest partially paid by Company prior to November 30, 2019 for $3,883.

Convertible notes payable consisted of the following at February 28, 2021:

(3)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $169,830 and $159,183 at February 28, 2021 and November 30, 2020, respectively.

(4)

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 30, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended August 31, 2020, the Company received a third installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. The unpaid balance including accrued interest was $324,941 and $297,562 at February 28, 2021 and November 30, 2020, respectively.

As of February 28, 2021, the total short-term loans - convertible amounted to $494,771 which includes $74,011 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $5,409 and $7,995 for the three months ended February 28, 2021 and February 29, 2020, respectively. The unamortized debt discount was $2,705 and $8,114 at February 28, 2021 and November 30, 2020, respectively.

Notes payable and convertible notes payable transactions during the three months ended February 28, 2021 consisted of the following:

Balance, November 30, 2020	$891,295
Borrowings	46,921
Plus, foreign exchange adjustment	22,073
Balance, February 28, 2021	$960,289

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2021	$819,677
Fiscal year ended November 30, 2022	140,612
Total	$960,289

NOTE 7 – RELATED PARTY TRANSACTIONS

As at February 28, 2021, accounts payable and compensation owing to stockholders and officers of the Company were $264,539 (November 30, 2020: $216,074).

As at February 28, 2021, the Company owed $60,823 to its President and Director (November 30, 2020: $60,823).

On February 28, 2021, notes payable owing to related parties was $364,954 (November 30, 2020: $314,124) and accrued interest owing to related parties was $76,703 (November 30, 2020: $68,453).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s former Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the former COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the former COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The COO resigned on December 1, 2020 and will serve the company in other capacities. The cash compensation amounted to $-0- and $4,578 for the three months ended February 28, 2021 and February 29, 2020, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The cash compensation amounted to $45,000 for the three months ended February 28, 2021 and February 29, 2020.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of February 28, 2021, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at February 28, 2021, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of February 28, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of February 28, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 42,883 shares valued at $2,468 or $0.0575 per share for the three months ended February 28, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share at November 30, 2020, for an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of February 28, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of February 28, 2021, the shares have not been issued to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of February 28, 2021, the shares have not been issued to the Company’s former COO.

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

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. As of February 28, 2021, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On August 1, 2020, the Company granted 1,000,000 unregistered common shares, at $0.0186 per share, valued at $18,600, to the Company’s president pursuant to a consulting agreement for annual share compensation. As of February 28, 2021, the shares have not been issued to the Company’s president.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. As of February 29, 2020, the shares have not been issued to the investor. The Company used the proceeds for working capital.

On January 11, 2021, the Company issued a stock subscription for 176,966 unregistered shares of the Company’s common stock to pay a past due balance from one of the Company’s vendors. The shares were valued at $5,309 or $0.03 per share. As of February 28, 2021, the shares have not been issued to the vendor.

As of February 28, 2021, the Company had 79,061,929 (November 30, 2020: 79,061,929) common shares issued and outstanding.

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

The rent expense recognized was $2,309 and $6,684 for three months ended February 28, 2021and February 29, 2020.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. For three months ended February 28, 2021 and February 29, 2020, the Consultant has earned $12,000.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to February 28, 2021, the Company has drawn an additional three (3) installments for $125,783 under a loan agreement dated On June 18, 2020 with a related party. The loan bears interest at 5% and has a maturity date of June 18, 2021. As of June 29, 2021, the Company has drawn seven (8) installments under the agreement for an aggregate of $218,456.

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

On April 19, 2021, the Company issued 176,966 unregistered shares of the Company’s common stock to a vendor. The shares were issued to convert a post due payable balance from the vendor. The shares were valued on January 11, 2021. The shares were valued at $5,309 or $0.03 per share.

On May 21, 2021, the Company issued 1,750,000 unregistered shares of the Company’s common stock to the Company’s former COO. The shares were earned on May 21, 2021 from a consulting agreement with the Company’s former COO. The shares were valued at $40,425 or $0.0231 per share.

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

The Company has evaluated all events occurring subsequently to these financial statements through June 29, 2021 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three and nine months ended February 28, 2021 and February 29, 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the SEC on June 16, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Results of Operations

Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $182,044 for the three-month period ended February 28, 2021 which was $21,553 higher than the net loss of $160,491 for the three-month period ended February 29, 2020. The change in our net loss over the two periods are primarily a result of an approximate $10,000 increase in professional fees as we work towards returning to full SEC reporting status, an approximate $8,000 increase in consulting fees primarily from a new agreement with our former COO and an approximate $8,000 increase in interest expense from our new loans and related debt discounts to support the business, offset by approximate $3,000 decrease in exploration fees for potential mining operations and an approximately $1,000 decrease in general administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2021 reflects current assets of $75,201. We had cash in the amount of $6,030 and working capital deficit of $1,564,788 as of February 28, 2021. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2021 was $65,304, a $44,027 decrease from the $109,331 net cash outflow during the three months ended February 29, 2020 as a result of the Company’s decreased activity from our operations due to the Covid-19 pandemic.

Financing Activities

Cash provided by financing activities during the three months ended February 28, 2021 was $46,921 as compared to $105,415 in cash provided by financing activities during the three months ended February 29, 2020 from a related party promissory notes payable during the three months ended February 28, 2021 and two stock subscription during the three months ended February 29, 2020.

We estimate that our operating expenses and working capital requirements for the 12 months ended February 28, 2022 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $6,030 in cash as of February 28, 2021 and a working capital deficit of $1,564,788. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Item 1A. Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020 as filed with the SEC on June 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of June 29, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of June 29, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of June 29, 2021, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of June 29, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of June 29, 2021, the shares have not been issued to the Company’s former COO.

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

10.7

On September 14, 2019, the Company entered a consulting agreement with Mathew McGahan for Business Development including other management advisory services (incorporated to our Annual Report filed on Form 10-K/A on May 11, 2021).

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

CENTURY COBALT CORP.
(Registrant)

Dated: June 29, 2021	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

