Form 10-Q
period 2021-05-31
Century Cobalt Corp.
filed 2021-07-19
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 19, 2021, there were 87,075,750 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six months period ended May 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	May 31, 2021	November 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,929	$19,482
Prepaid expenses	38,434	99,909
Total current assets	40,363	119,391

Other assets
Resource property	248,000	248,000
Total other assets	248,000	248,000

Total Assets	$288,363	$367,391

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$168,721	$159,341
Accounts payable - related parties	259,972	216,074
Accrued interest	139,766	97,303
Accrued interest - related parties	86,094	68,453
Due to related parties	60,823	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	445,113	314,124
Convertible note, net of discount of $-0- and $8,114
at May 31, 2021 and November 30, 2020, respectively	429,434	259,942
Total current liabilities	1,764,498	1,350,635

Long term liabilities:
Convertible note, net of discount of $-0- at May 31, 2021
and November 30, 2020	-	134,542
Total long term liabilities	-	134,542

Total liabilities	1,764,498	1,485,177

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- preferred stock shares issued and outstanding as of
May 31, 2021 and November 30, 2020	-	-
Common stock, $0.001 par value, 3,500,000,000 shares
authorized, 87,075,750 and 79,061,929 issued and outstanding as of
May 31, 2021 and November 30, 2020, respectively	87,076	79,062
Additional paid-in capital	2,569,620	2,270,384
Common stock payable	115,397	368,578
Accumulated other comprehensive loss	(61,175)	(26,052)
Accumulated deficit	(4,187,053)	(3,809,758)
Total stockholders' equity (deficit)	(1,476,135)	(1,117,786)

Total Liabilities and Stockholders' equity (deficit)	$288,363	$367,391

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Operating expenses:
Accounting and legal	$13,715	$4,579	$32,627	$9,985
Transfer agent and filing fees	2,976	5,065	4,674	9,856
Consulting	79,875	57,000	160,367	129,467
Exploration	58,273	33,228	89,010	67,300
General and administrative	20,364	5,169	35,945	22,343
Total operating expenses	175,203	105,041	322,623	238,951

Net operating income (loss)	(175,203)	(105,041)	(322,623)	(238,951)

Other income (expense):
Interest expense	(20,048)	(26,938)	(54,672)	(53,519)
Total Other income (expense)	(20,048)	(26,938)	(54,672)	(53,519)

Net loss	$(195,251)	$(131,979)	$(377,295)	$(292,470)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	81,385,854	78,986,277	80,236,660	78,964,224

The accompanying notes are an integral part of these financial statements.

5

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net loss	$(195,251)	$(131,979)	$(377,295)	$(292,470)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(13,050)	9,642	(35,123)	11,934
Total comprehensive loss	$(208,301)	$(122,337)	$(412,418)	$(280,536)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency

For the six months ended May 31, 2020

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(15,254)	$(3,225,247)	$(652,663)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)			-
Shares earned for stock options					2,986				2,986
Common Stock to be issued						106,150			106,150
Other comprehensive income (loss)							11,934		11,934
Net loss								(292,470)	(292,470)

Balance at May 31, 2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$347,528	$(3,320)	(3,517,717)	$(824,063)

For the three months ended May 31, 2020

Balance at February 29, 2020	78,941,929	$78,942	-	$-	$2,264,524	$353,508	$(12,962)	(3,385,738)	$(701,726)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)			-
Other comprehensive income (loss)							9,642		9,642
Net loss								(131,979)	(131,979)

Balance at May 31, 2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$347,528	$(3,320)	(3,517,717)	$(824,063)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficiency

For the six months ended May 31, 2021

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(26,052)	$(3,809,758)	$(1,117,786)

Issuance of common stock to settle accounts payable	176,966	177			5,132				5,309
Issuance of common stock for stock subscription	3,086,855	3,087			102,329	(105,416)			-
Shares issued for services	4,750,000	4,750			191,775	(156,100)			40,425
Stock based compensation and settle accounts payable						8,335			8,335
Other comprehensive income (loss)							(35,123)		(35,123)
Net loss								(377,295)	(377,295)

Balance at May 31, 2021 (unaudited)	87,075,750	$87,076	-	$-	$2,569,620	$115,397	$(61,175)	(4,187,053)	$(1,476,135)

For the three months ended May 31, 2021

Balance at February 28, 2021	79,061,929	$79,062	-	$-	$2,270,384	$373,693	$(48,125)	(3,991,802)	$(1,316,788)

Issuance of common stock to settle accounts payable	176,966	177			5,132				5,309
Issuance of common stock for stock subscription	3,086,855	3,087			102,329	(105,416)			-
Shares issued for services	4,750,000	4,750			191,775	(156,100)			40,425
Stock based compensation						3,220			3,220
Other comprehensive income (loss)							(13,050)		(13,050)
Net loss								(195,251)	(195,251)

Balance at May 31, 2021 (unaudited)	87,075,750	$87,076	-	$-	$2,569,620	$115,397	$(61,175)	(4,187,053)	$(1,476,135)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	May 31, 2021	May 31, 2020

Cash flows from operating activities:
Net income (loss)	$(377,295)	$(292,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	46,510	3,721
Debt discount interest	8,114	15,989
Changes in operating assets and liabilities:
Prepaid expenses	61,474	66,455
Accounts payable	15,972	24,476
Accounts payable expenses - related parties	43,898	33,722
Accrued expenses	29,119	22,779
Accrued expenses - related parties	17,439	14,751
Net cash used in operating activities	(154,769)	(110,577)

Cash flows from financing activities
Proceeds from stock subscriptions	-	105,415
Proceeds from convertible notes payable	-	2,050
Proceeds from notes payable to related parties	122,704	-
Net cash provided by financing activities	122,704	107,465

Net increase (decrease) in cash	(32,065)	(3,112)
Effect of foreign exchange adjustment	14,512	(768)
Cash - beginning of the year	19,482	4,076
Cash - end of the year	$1,929	$196

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Issuance of common stock to settle accounts payable	$5,309	$-
Issuance of common stock for stock subscription	$105,416	$5,980

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MAY 31, 2021

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

The results for the six months ended May 31, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020 filed with the Securities and Exchange Commission on June 16, 2021.

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Emperium 1 Holdings Corp. Emperium 1 Holdings Corp. was incorporated as a wholly owned subsidiary on October 8, 2018 by the Company through the issuance of 100 common shares at $0.01 per share for proceeds of $1. As Emperium 1 Holdings Corp. is a holding company and, as such, has no accounts or activity. The Company owns 100% of the issued and outstanding shares of Emperium 1 Holdings Corp. All intercompany balances between the Company and Emperium 1 are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2021 and November 30, 2020, respectively, the Company had $1,929 and $19,482 of unrestricted cash to be used for future business operations.

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

Total stock-based compensation amounted to $43,645 and $-0- for the three months ended May 31, 2021 and 2020, respectively, and $46,510 and $3,721 for the six months ended May 31, 2021 and 2020, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2021, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 15,096,000 additional shares issued by the Company. The Company’s convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three and six months ended May 31, 2021 and 2020.

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

Capitalization

Only assets with a cost over $5,000 and a useful life of over 1 year are capitalized. All other costs are expensed in the period incurred.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $4,187,053 as of May 31, 2021. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees.

Prepaid expenses are as follows:

	May 31, 2021	November 30, 2020
Annual mining claims renewal fees	$38,434	$99,909
Total	$38,434	$99,909

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at May 31, 2021 and November 30, 2020 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2020 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of May 31, 2021 and November 30, 2020, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at May 31, 2021:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	1,845
January 9, 2017 (1)	9,000	8%	January 9, 2018	3,162
April 24, 2017 (1)	10,000	8%	April 24, 2018	3,283
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,213
September 18, 2017 (1)	6,000	8%	September 18, 2018	1,776
January 5, 2018 (1)	10,000	8%	January 5, 2019	2,722
April 17, 2018 (1)	30,000	8%	April 17, 2019	7,497
July 27, 2018 (1)	31,700	12%	July 27, 2019	10,828
August 15, 2018 (1)	108,000	12%	August 15, 2019	36,217
September 7, 2018 (1)	15,000	12%	July 31, 2020	4,917
September 12, 2018 (1)	20,500	12%	August 15, 2020	6,686
September 27, 2018 (1)	10,000	12%	July 31, 2020	3,211
October 10, 2018 (1)	42,000	12%	July 31, 2020	13,311
November 20, 2018 (1)	7,905	12%	July 31, 2020	2,399
November 20, 2018 (1)	7,970	12%	July 31, 2020	2,418
December 18, 2018 (1)	25,000	12%	July 31, 2020	7,356
January 24, 2019 (1)	42,000	12%	August 15, 2020	11,848
February 18, 2019 (1)	20,000	12%	February 18, 2020	5,478
March 6, 2019 (1)	10,000	12%	August 15, 2020	2,685
May 3, 2019 (1)	25,000	12%	July 31, 2020	6,238
July 1, 2019 (4)	35,523	10%	December 30, 2021	8,589
July 15, 2019 (4)	35,523	10%	December 30, 2021	8,453
July 31, 2019 (4)	35,523	10%	December 30, 2021	8,298
August 30, 2019 (1) (3)	113,672	10%	April 16, 2021	22,198
September 3, 2019 (2) (4)	21,314	10%	December 30, 2021	4,780
September 4, 2019 (1) (3)	28,418	10%	April 16, 2021	5,510
October 8, 2019 (2) (4)	11,367	10%	December 30, 2021	2,440
November 6, 2019 (4)	4,263	10%	December 30, 2021	882
March 3, 2020 (1) (3)	2,273	10%	April 16, 2021	510
July 10, 2020	14,209	5%	June 18, 2021	632
September 1, 2020 (1) (3)	141,560	10%	April 16, 2021	24,705
September 2, 2020	14,209	5%	June 18, 2021	527
November 27, 2020	21,314	5%	June 18, 2021	540
December 22, 2020	21,314	5%	June 18, 2021	467
January 12, 2021	28,418	5%	June 18, 2021	541
March 5, 2021	35,523	5%	June 18, 2021	423
April 14, 2021	42,624	5%	June 18, 2021	275
Grand Total	1,049,122			225,860

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

(2)	Interest partially paid by Company prior to November 30, 2019 for $3,883.

Convertible notes payable consisted of the following at May 31, 2021:

(3)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $176,953 and $159,183 at May 31, 2021 and November 30, 2020, respectively.

(4)

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 16, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended August 31, 2020, the Company received a third installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. The unpaid balance including accrued interest was $338,846 and $297,562 at May 31, 2021 and November 30, 2020, respectively.

As of May 31, 2021, the total short-term loans - convertible amounted to $515,799 which includes $86,365 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $2,705 and $7,994 for the three months ended May 31, 2021 and 2020, respectively, and $8,114 and $15,988 for the six months ended May 31, 2021 and 2020, respectively. The unamortized debt discount was $-0- and $8,114 at May 31, 2021 and November 30, 2020, respectively.

Notes payable and convertible notes payable transactions during the six months ended May 31, 2021 consisted of the following:

Balance, November 30, 2020	$891,295
Borrowings	122,704
Plus, foreign exchange adjustment	35,123
Balance, May 31, 2021	$1,049,122

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2021	$905,611
Fiscal year ended November 30, 2022	143,511
Total	$1,049,122

NOTE 7 – RELATED PARTY TRANSACTIONS

As at May 31, 2021, accounts payable and compensation owing to the Company’s president and director was $259,972 (November 30, 2020: $216,074).

As at May 31, 2021, the Company owed $60,823 to the Company’s president and director (November 30, 2020: $60,823).

On May 31, 2021, notes payable owing to related parties was $445,113 (November 30, 2020: $314,124) and accrued interest owing to related parties was $86,094 (November 30, 2020: $68,453).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s former Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the former COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the former COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The COO resigned on December 1, 2020 and will serve the company in other capacities. The compensation amounted to $-0- for the three months ended May 31, 2021 and 2020, and $-0- and $4,578 for the six months ended May 31, 2021 and 2020, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The compensation amounted to $45,000 for the three months ended May 31, 2021 and 2020 and $90,000 for the six months ended May 31, 2021 and 2020.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of May 31, 2021, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at May 31, 2021, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of May 31, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of May 31, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 173,142 shares valued at $5,688 or $0.0283 per share for the six months ended May 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share at November 30, 2020, for an aggregate of 676,483 shares valued at $19,152 or $0.0283 per share. As of May 31, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of May 31, 2021, the shares have not been issued to the Company’s former COO.

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

On December 23, 2019, the Company issued a stock subscription for 912,310 unregistered shares of the Company’s common stock to an investor. The shares were valued at $45,616 or $0.05 per share. The subscription amount was funded on December 24, 2019. On May 21, 2021, the Company issued 912,310 unregistered shares of the Company’s common stock to the investor. The Company used the proceeds for working capital.

On August 1, 2020, the Company granted 1,000,000 unregistered common shares, at $0.0186 per share, valued at $18,600, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 21, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 3, 2020, the Company issued a stock subscription for 2,174,545 unregistered shares of the Company’s common stock to an investor. The shares were valued at $59,800 or $0.0275 per share. The subscription amount was funded on February 7, 2020. On May 21, 2021, the Company issued 2,174,545 unregistered shares of the Company’s common stock to the investor. The Company used the proceeds for working capital.

On May 21, 2021, the Company issued 1,750,000 unregistered shares of the Company’s common stock to the Company’s former COO. The shares were earned on May 21, 2021 as a bonus for services to the Company. The shares were valued at $40,425 or $0.0231 per share.

On January 11, 2021, the Company issued a stock subscription for 176,966 unregistered shares of the Company’s common stock to pay a past due balance from one of the Company’s vendors. The shares were valued at $5,309 or $0.03 per share. On April 19, 2021, the Company issued 176,966 unregistered shares of the Company’s common stock to the vendor.

As of May 31, 2021, the Company had 87,075,750 (November 30, 2020: 79,061,929) common shares issued and outstanding.

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

On April 2, 2019, the Company signed a twelve-month lease agreement for office space. The lease starts on July 1, 2019 and ends on June 30, 2020. The monthly rental is $730 and an aggregate of $8,761 over the term of the lease. The lease was renewed on a twelve-month lease agreement ending on June 30, 2021 for $770 per month and an aggregate of $9,240 over the term of the lease.

The rent expense recognized was $2,635 and $1,539 for three months ended May 31, 2021 and 2020, respectively, and $4,944 and $8,223 for six months ended May 31, 2021 and 2020.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. The consultant earned $12,000 for the three months ended May 31, 2021 and 2020 and $24,000 for the six months ended May 31, 2021 and 2020.

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

The option is for an exclusivity period of 90 days to complete the Acquisition. As of May 31, 2021, the acquisition has not been completed. On June 15, 2021, the option was extended to August 31, 2021. The proposed terms of the Acquisition are as follows:

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to May 31, 2021, the Company has drawn two (2) installments for $90,000 under a loan agreement dated June 01, 2021 with a related party. The loan bears interest at 5% and has a maturity date of June 1, 2022.

The Company has evaluated all events occurring subsequently to these financial statements through July 19, 2021 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three and six months ended May 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the SEC on June 16, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The option is for an exclusivity period of 90 days to complete the Acquisition. On June 15, 2021, the option was extended to August 31, 2021. As of July 19, 2021, the acquisition has not been completed. The proposed terms of the Acquisition are as follows:

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

Technology Minerals is comprised of mining assets and a major recycling group, laying the foundations for the UK’s first meaningful green circular economy in the battery industry and is currently in the process of becoming a UK-listed Company on the Standard List of the London Stock Exchange, by way of a Reverse Take Over.

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

Results of Operations

For the three months Ended May 31, 2021 Compared to the three months Ended May 31, 2020

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $195,251 for the three-month period ended May 31, 2021 which was $63,272 higher than the net loss of $131,979 for the three-month period ended May 31, 2020. The change in our net loss over the two periods are primarily a result of an approximate $23,000 increase in consulting fees primarily from the issuance of the Company’s common stock to the former COO as a bonus for service to the Company, an approximate $25,000 increase in exploration fees for potential mining operations, an approximate $7,000 increase in professional fees for our SEC reporting requirements and a potential acquisition, an approximately $15,000 increase in general administrative expenses, offset by an approximate $7,000 decrease in interest expense primarily from an interest correction from the three months ended February 28, 2021 for approximately $7,000.

For the six months Ended May 31, 2021 Compared to the six months Ended May 31, 2020

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $377,295 for the six-month period ended May 31, 2021 which was $84,825 higher than the net loss of $292,470 for the six-month period ended May 31, 2020. The change in our net loss over the two periods are primarily a result of an approximate $31,000 increase in consulting fees primarily from the issuance of the Company’s common stock to the former COO as a bonus for service to the Company, an approximate $22,000 increase in exploration fees for potential mining operations, an approximate $17,000 increase in professional fees for our SEC reporting requirements and a potential acquisition, an approximately $14,000 increase in general administrative expenses and an approximate $1,000 increase in interest expense from our new loans and related debt discounts to support the business.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2021 reflects current assets of $40,363. We had cash in the amount of $1,929 and working capital deficit of $1,724,134 as of May 31, 2021. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2021 was $154,769, a $44,192 increase from the $110,577 net cash outflow during the six months ended 2020 as a result of the Company’s increased activity for our SEC reporting cost and a potential acquisition.

Financing Activities

Cash provided by financing activities during the six months ended May 31, 2021 was $122,704 as compared to $107,465 in cash provided by financing activities during the six months ended 2020 from a related party promissory note payable during the six months ended May 31, 2021 and two stock subscription and a convertible note payable during the six months ended 2020.

We estimate that our operating expenses and working capital requirements for the 12 months ended May 31, 2022 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $1,929 in cash as of May 31, 2021 and a working capital deficit of $1,724,134. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of July 19, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of July 19, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of July 19, 2021, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of July 19, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of July 19, 2021, the shares have not been issued to the Company’s former COO.

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

CENTURY COBALT CORP.
(Registrant)

Dated: July 19, 2021	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

