Form 10-Q
period 2021-08-31
Century Cobalt Corp.
filed 2021-10-20
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 20, 2021, there were 104,361,576 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine months period ended August 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	August 31, 2021	November 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$7,619	$19,482
Prepaid expenses	7,696	99,909
Due from related parties	8,801	-
Total current assets	24,116	119,391

Other assets
Resource property	248,000	248,000
Other Assets	68,770	-
Total other assets	316,770	248,000

Total Assets	$340,886	$367,391

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$231,212	$159,341
Accounts payable - related parties	270,499	216,074
Accrued interest	94,829	97,303
Accrued interest - related parties	96,592	68,453
Due to related party	-	60,823
Notes payable - current portion	174,575	174,575
Notes payable to related parties - current portion	537,825	314,124
Convertible note, net of discount of $-0- and $8,114 at August 31, 2021 and November 30, 2020, respectively	138,915	259,942
Total current liabilities	1,544,447	1,350,635

Long term liabilities:
Convertible note, net of discount of $61,919 and $-0- at August 31, 2021 and November 30, 2020, respectively	6,851	134,542
Total long term liabilities	6,851	134,542

Total liabilities	1,551,298	1,485,177

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of August 31, 2021 and November 30, 2020	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 104,361,576 and 79,061,929 issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	104,362	79,062
Additional paid-in capital	3,083,784	2,270,384
Common stock payable	96,245	368,578
Accumulated deficit	(4,494,803)	(3,835,810)
Total stockholders' equity (deficit)	(1,210,412)	(1,117,786)

Total Liabilities and Stockholders' equity (deficit)	$340,886	$367,391

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Operating expenses:
Accounting and legal	$16,026	$4,693	$48,653	$14,678
Transfer agent and filing fees	5,267	4,508	9,942	14,365
Consulting	168,085	75,600	328,452	205,067
Exploration	46,733	33,228	135,743	100,527
General and administrative	1,925	10,849	23,316	33,963
Total operating expenses	238,036	128,878	546,106	368,600

Net operating income (loss)	(238,036)	(128,878)	(546,106)	(368,600)

Other income (expense):
Interest expense	(30,675)	(26,924)	(85,347)	(80,443)
Gain (loss) on foreign currency transactions	22,136	(24,936)	(27,540)	(12,232)
Total Other income (expense)	(8,539)	(51,860)	(112,887)	(92,675)

Net loss	$(246,575)	$(180,738)	$(658,993)	$(461,275)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	92,095,055	79,061,929	84,218,311	78,996,911

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

For the nine months ended August 31, 2020

Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(3,240,499)	$(652,661)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)		-
Shares earned for stock options					2,986			2,986
Shares payable for services						124,750		124,750
Net loss							(461,275)	(461,275)

Balance at August 31,2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$366,128	(3,701,774)	$(986,200)

For the three months ended August 31, 2020

Balance at May 31, 2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$347,528	(3,521,036)	$(824,062)

Shares payable for services	-				-	18,600		18,600
Net loss							(180,738)	(180,738)

Balance at August 31,2020 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$366,128	(3,701,774)	$(986,200)

For the nine months ended August 31, 2021

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(3,835,810)	$(1,117,786)

Conversion of notes payable for common stock	11,079,939	11,080			321,318			332,398
Issuance of common stock to settle accounts payable	176,966	177			5,132			5,309
Issuance of common stock for stock subscription	3,086,855	3,087			102,329	(105,416)		-
Shares issued for services	10,955,887	10,956			315,806	(176,337)		150,425
Stock based compensation and settle accounts payable						9,420		9,420
Discount on shares issued for notes payable					68,815	-		68,815
Net loss							(658,993)	(658,993)

Balance at August 31, 2021 (unaudited)	104,361,576	$104,362	-	$-	$3,083,784	$96,245	(4,494,803)	$(1,210,412)

For the three months ended August 31, 2021

Balance at May 31, 2021 (unaudited)	87,075,750	$87,076	-	$-	$2,569,620	$115,397	(4,248,228)	$(1,476,135)

Conversion of notes payable for common stock	11,079,939	11,080			321,318			332,398
Shares issued for services	6,205,887	6,206			124,031	(20,237)		110,000
Stock based compensation						1,085		1,085
Discount on shares issued for notes payable					68,815			68,815
Net loss							(246,575)	(246,575)

Balance at August 31, 2021 (unaudited)	104,361,576	$104,362	-	$-	$3,083,784	$96,245	(4,494,803)	$(1,210,412)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	August 31, 2021	August 31, 2020

Cash flows from operating activities:
Net income (loss)	$(658,993)	$(461,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	157,595	22,321
Debt discount interest	15,009	23,982
Changes in operating assets and liabilities:
Prepaid expenses	92,213	(21,101)
Due from related parties	(8,801)	-
Accounts payable	78,528	157,676
Accounts payable expenses - related parties	54,425	85,661
Accrued expenses	42,340	34,208
Accrued expenses - related parties	28,000	22,254
Due to related parties	(60,823)	-
Net cash used in operating activities	(260,507)	(136,274)

Cash flows from investing activities:
Option to acquire land and a cannabis license in Zimbabwe	(68,815)	-
Net cash used in investing activities	(68,815)	-

Cash flows from financing activities
Proceeds from stock subscriptions	-	105,415
Proceeds from convertible notes payable	-	2,050
Proceeds from notes payable to related parties	221,104	12,580
Proceeds from convertible notes payable	68,815	-
Net cash provided by financing activities	289,919	120,045

Net increase (decrease) in cash	(39,403)	(16,229)
Effect of foreign exchange adjustment	27,540	12,232
Cash - beginning of the year	19,482	4,076
Cash - end of the year	$7,619	$79

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Discount on Notes Payable	$68,815	$-
Issuance of common stock to settle accounts payable	$5,309	$-
Issuance of common stock for stock subscription	$105,416	$5,980
Conversion of notes payable and accrued interest to common stock	$332,398	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) AUGUST 31, 2021

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

The results for the nine months ended August 31, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020 filed with the Securities and Exchange Commission on June 16, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2021 and November 30, 2020, respectively, the Company had $7,619 and $19,482 of unrestricted cash to be used for future business operations.

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The scope of Topic 718, Compensation—Stock Compensation, includes share-based payments issued to employees and nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Total stock-based compensation amounted to $111,085 and $18,600 for the three months ended August 31, 2021 and 2020, respectively, and $157,595 and $22,321 for the nine months ended August 31, 2021 and 2020, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2021, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 5,537,000 additional shares issued by the Company. The Company’s convertible notes and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three and nine months ended August 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of US GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company has adopted ASU 2019-12 and there was no material impact on the on the consolidated financial statements and related disclosures.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $4,494,803 as of August 31, 2021. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees.

Prepaid expenses are as follows:

	August 31, 2021	November 30, 2020
Annual mining claims renewal fees	$7,696	$99,909
Total	$7,969	$99,909

NOTE 5 – RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000at August 31, 2021 and November 30, 2020 and recorded at resource property in the accompanying consolidated balance sheets. The Company perform an annual impairment test at November 30, 2020 and determined an impairment charge was not necessary.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of August 31, 2021 and November 30, 2020, respectively, the Company has invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at August 31, 2021:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	1,946
January 9, 2017 (1)	9,000	8%	January 9, 2018	3,343
April 24, 2017 (1)	10,000	8%	April 24, 2018	3,485
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,354
September 18, 2017 (1)	6,000	8%	September 18, 2018	1,897
January 5, 2018 (1)	10,000	8%	January 5, 2019	2,924
April 17, 2018 (1)	30,000	8%	April 17, 2019	8,102
July 27, 2018 (1)	31,700	12%	July 27, 2019	11,787
August 15, 2018 (1)	108,000	12%	August 15, 2019	39,484
September 7, 2018 (1)	15,000	12%	July 31, 2020	5,370
September 12, 2018 (1)	20,500	12%	August 15, 2020	7,306
September 27, 2018 (1)	10,000	12%	July 31, 2020	3,514
October 10, 2018 (1)	42,000	12%	July 31, 2020	14,581
November 20, 2018 (1)	7,905	12%	July 31, 2020	2,638
November 20, 2018 (1)	7,970	12%	July 31, 2020	2,659
December 18, 2018 (1)	25,000	12%	July 31, 2020	8,112
January 24, 2019 (1)	42,000	12%	August 15, 2020	13,118
February 18, 2019 (1)	20,000	12%	February 18, 2020	6,083
March 6, 2019 (1)	10,000	12%	August 15, 2020	2,988
May 3, 2019 (1)	25,000	12%	July 31, 2020	6,994
July 1, 2019 (2)	34,385	10%	December 30, 2021	9,181
July 15, 2019 (2)	34,385	10%	December 30, 2021	9,049
July 31, 2019 (2)	34,385	10%	December 30, 2021	8,899
September 3, 2019 (2)	20,631	10%	December 30, 2021	5,147
October 8, 2019 (2)	11,003	10%	December 30, 2021	2,639
November 6, 2019 (2)	4,126	10%	December 30, 2021	957
July 10, 2020 (1)	13,754	5%	June 18, 2021	785
September 2, 2020 (1)	13,754	5%	June 18, 2021	684
November 27, 2020 (1)	20,631	5%	June 18, 2021	783
December 22, 2020 (1)	20,631	5%	June 18, 2021	715
January 12, 2021 (1)	27,508	5%	June 18, 2021	875
March 5, 2021 (1)	34,385	5%	June 18, 2021	847
April 14, 2021 (1)	41,262	5%	June 18, 2021	791
June 8, 2021	50,000	5%	June 1, 2022	575
June 17, 2021	8,400	5%	June 1, 2022	86
June 29, 2021	40,000	5%	June 1, 2022	345
July 22, 2021 (4)	68,770	5%	January 23, 2023	378
Subtotal	920,085			191,421
Debt Discount	61,919
Grand Total	858,166			191,421

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

Convertible notes payable consisted of the following at August 31, 2021:

(2)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654, and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $174,787 and $159,183 at August 31, 2021 and November 30, 2020, respectively.

(3)

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 16, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853, and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended August 31, 2020, the Company received a third installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. On August 4, 2021, the holder converted $332,398 of principal and interest into 11,079,939 shares of the Company’s common stock at $0.03 per share to fully satisfy the convertible promissory note. The unpaid balance including accrued interest was $-0- and $297,562 at August 31, 2021 and November 30, 2020, respectively.

(4)

On July 22, 2021, the Company entered into a long-term convertible promissory note of £50,000 ($68,815) with a third-party for funding an option fee to acquire land and a cannabis license in Zimbabwe (See Note 9 – Material Contracts for a further discussion). The promissory note has a maturity date of January 23, 2023, an interest rate of 5%. The holder may convert any part or all of the outstanding principal and/or interest on this promissory note into shares of the Company’s common stock dividing (i) any amount of part or all of the outstanding principal and/or interest on the note, by (ii) the 20-day VWAP of Company common stock prior to the date of conversion; provided, however, that the price of conversion shall not be less than $0.0001 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $68,815. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $69,147 at August 31, 2021.

As of August 31, 2021, the total loans - convertible amounted to $243,934 which includes $36,249 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $6,896 and $7,994 for the three months ended August 31, 2021 and 2020, respectively, and $15,010 and $23,982 for the nine months ended August 31, 2021 and 2020, respectively. The unamortized debt discount was $61,919 and $8,114 at August 31, 2021 and November 30, 2020, respectively.

Notes payable and convertible notes payable transactions during the nine months ended August 31, 2021 consisted of the following:

Balance, November 30, 2020	$891,295
Borrowings	290,474
Less conversion to common stock	(277,150)
Plus, foreign exchange adjustment	15,466
Less debt discount	(61,919)
Balance, August 31, 2021	$858,166

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2021	$614,000
Fiscal year ended November 30, 2022	237,315
Fiscal year ended November 30, 2023 (less debt discount)	6,851
Total	$858,166

NOTE 7 – RELATED PARTY TRANSACTIONS

As at August 31, 2021, accounts payable and compensation owing to the Company’s president and other related parties was $270,499 (November 30, 2020: $216,074).

As at August 31, 2021, the Company owed $60,823 to the Company’s president and director (November 30, 2020: $60,823). In addition, during the June 2021, the Company paid the legal bill for a related party for $69,624. The net balance of $8,801 is reported in due from related parties in the accompanying consolidated balance sheets.

On August 31, 2021, notes payable owing to related parties was $537,825 (November 30, 2020: $314,124) and accrued interest owing to related parties was $96,592 (November 30, 2020: $68,453).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s former Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the former COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the former COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The COO resigned on December 1, 2020 and will serve the company in other capacities. On May 21, 2021, the former COO was compensated with 1,750,000 unregistered shares of the common stock valued at $40,425 or $0.0231 per share. On August 4, 2021, the former COO was compensated with 500,000 unregistered shares of the common stock valued at $10,000 or $0.0200 per share. The non-stock compensation amounted to $-0- for the three months ended August 31, 2021 and 2020, and $-0- and $4,578 for the nine months ended August 31, 2021 and 2020, respectively.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The agreement terminated on June 1, 2021, thereafter, the Company’s CEO was compensated with $15,000 per month on a month-to-month basis. On August 4, 2021, the Company’s CEO was compensated with 5,000,000 unregistered shares of the common stock valued at $100,000 or $0.0200 per share. The non-stock compensation amounted to $45,000 for the three months ended August 31, 2021 and 2020 and $135,000 for the nine months ended August 31, 2021 and 2020.

NOTE 8 – CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of August 31, 2021, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at August 31, 2021, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of August 31, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of August 31, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share at November 30, 2020, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. The 705,887 shares were issued to the consultant on August 11, 2021.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of August 31, 2021, the shares have not been issued to the Company’s former COO.

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

On August 4, 2021, the Company issued 500,000 unregistered shares of the Company’s common stock to the Company’s former COO as a bonus for services to the Company. The shares were valued at $10,000 or $0.02 per share.

On August 4, 2021, the Company issued 5,000,000 unregistered shares of the Company’s common stock to the Company’s CEO for services to the Company. The shares were valued at $100,000 or $0.02 per share.

.

On August 4, 2021, the Company issued 11,079,939 shares of the Company’s common stock to convert $332,398 of principal and interest at $0.03 per share to fully satisfy the convertible promissory note dated August 14, 2019.

As of August 31, 2021, the Company had 104,361,576 (November 30, 2020: 79,061,929) common shares issued and outstanding.

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

On April 2, 2019, the Company signed a twelve-month lease agreement for office space. The lease starts on July 1, 2019 and ends on June 30, 2020. The monthly rental is $730 and an aggregate of $8,761 over the term of the lease. The lease was renewed on a twelve-month lease agreement ending on June 30, 2021 for $770 per month and an aggregate of $9,240 over the term of the lease. The lease terminated on June 1, 2021 and was not renewed. The Company settled the unpaid balance for $6,000 which resulted in $3,447 reversal of rent expense in the accompanying consolidated statement of operations.

The rent expense recognized was ($3,447) and $4,727 for three months ended August 31, 2021 and 2020, respectively, and $1,496 and $12,950 for nine months ended August 31, 2021 and 2020.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminates on August 31, 2021. The consultant is compensated with $4,000 a month beginning September 1, 2019. The consultant earned $12,000 for the three months ended August 31, 2021 and 2020 and $36,000 for the nine months ended August 31, 2021 and 2020.

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

The option is for an exclusivity period of 90 days to complete the Acquisition. As of August 31, 2021, the acquisition has not been completed. On June 15, 2021, the option was extended to August 31, 2021 and not extended pending the completion of further negotiations. The proposed terms of the Acquisition are as follows:

•	Payment of an option fee of £50,000 (approximately $69,000) to acquire land and a cannabis license fee in Zimbabwe, to be apportioned equally between the acquiring parties, and

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

The Company paid the entire option fee on July 22, 2021 for £50,000 (approximately $69,000). The Company recorded the option fee in other assets in the accompanying consolidated balance sheets pending the completion of the acquisition negotiations. The balance at August 31, 2021 was $68,770.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to August 31, 2021, the Company received an $20,000 installment under a loan agreement dated June 01, 2021 with a related party. The loan bears interest at 5% and has a maturity date of June 1, 2022.

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party (Refer to Note 5 - Resource Property for a further discussion). Technology Minerals PLC become a new UK public company during the three months ended August 31, 2021. The Company will be issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock.

The Company has evaluated all events occurring subsequently to these financial statements through October 20, 2021 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three and nine months ended August 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the SEC on June 16, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The option is for an exclusivity period of 90 days to complete the Acquisition. On June 15, 2021, the option was extended to August 31, 2021 and not renewed pending further negotiations. As of October 20, 2021, the acquisition has not been completed. The proposed terms of the Acquisition are as follows:

•	Payment of an option fee of £50,000 (approximately $69,000) to acquire land and a cannabis license fee in Zimbabwe, to be apportioned equally between the acquiring parties, and

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

The Company paid the entire option fee on July 22, 2021 for £50,000 (approximately $69,000) pending the completion of the acquisition negotiations.

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

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party. Technology Minerals PLC become new UK public company during the three months ended August 31, 2021. The Company will be issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock. The Company estimates it will own approximately 35% of the outstanding shares of Technology Minerals PLC.

If the negotiations are successful and the sale of the Project is completed, the Company will change its strategic direction and focus on the above noted medicinal cannabis license opportunity in partnership with its UK listed partner, Block Commodities Limited.

Results of Operations

For the three months Ended August 31, 2021 Compared to the three months Ended August 31, 2020

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $246,575 for the three-month period ended August 31, 2021 which was $65,837 higher than the net loss of $180,738 for the three-month period ended August 31, 2020. The change in our net loss over the two periods are primarily a result of an approximate $92,000 increase in consulting fees primarily from the issuance of the Company’s common stock to our CEO and former COO for service to the Company, an approximate $14,000 increase in exploration fees for potential mining operations, an approximate $11,000 increase in professional fees for our SEC reporting requirements and a potential acquisition and an approximate $4,000 increase in interest expense from our notes payable, offset by an approximate $47,000 decrease in foreign exchange adjustments and an approximate $8,000 decrease in general administrative expenses from lower rent expense.

For the nine months Ended August 31, 2021 Compared to the nine months Ended August 31, 2020

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $658,993 for the nine-month period ended August 31, 2021 which was $197,718 higher than the net loss of $461,275 for the nine-month period ended August 31, 2020. The change in our net loss over the two periods are primarily a result of an approximate $123,000 increase in consulting fees primarily from the issuance of the Company’s common stock to the Company’s CEO and former COO for service to the Company, an approximate $35,000 increase in exploration fees for potential mining operations, an approximate $34,000 increase in professional fees for our SEC reporting requirements and a potential acquisition, an approximate $15,000 increase in foreign exchange adjustments and an approximate $5,000 increase in interest expense from our notes payable, offset by an approximate $14,000 decrease in general administrative expenses from lower rent expense, OTC market fees and supplies expenses.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2021 reflects current assets of $24,116. We had cash of $7,619 and working capital deficit of $1,520,331 as of August 31, 2021. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2021 was $232,967, a $108,925 increase from the $136,274 net cash outflow during the nine months ended August 31, 2020 as a result of the Company’s increased activity for our SEC reporting cost and a potential acquisition.

Investing Activities

Net cash used in investing activities during the nine months ended August 31, 2021 was $68,815 from the $-0- net cash outflow during the nine months ended August 31, 2020 as a result of the Company’s purchase of an option to acquire land and a cannabis license in Zimbabwe.

Financing Activities

Cash provided by financing activities during the nine months ended August 31, 2021 was $289,919, a $169,874 increase from $120,045 in cash provided by financing activities during the nine months ended August 31, 2020 from a related party promissory note payable and a convertible note payable during the nine months ended August 31, 2021 and two stock subscription and convertible notes payable during the nine months ended August 31, 2020.

We estimate that our operating expenses and working capital requirements for the 12 months ended August 31, 2022 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$15,000
Exploration	$150,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $7,619 in cash as of August 31, 2021 and a working capital deficit of $1,520,331. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of October 20, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of October 20, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of October 20, 2021, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of October 20, 2021, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of October 20, 2021, the shares have not been issued to the Company’s former COO.

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

On August 4, 2021, the Company issued 500,000 unregistered shares of the Company’s common stock to the Company’s former COO as a bonus for services to the Company. The shares were valued at $10,000 or $0.02 per share.

On August 4, 2021, the Company issued 5,000,000 unregistered shares of the Company’s common stock to the Company’s CEO for services to the Company. The shares were valued at $100,000 or $0.02 per share.

.

On August 4, 2021, the Company issued 11,079,939 shares of the Company’s common stock to convert $332,398 of principal and interest or $0.03 per share to fully satisfy a convertible promissory note dated August 14, 2019.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY COBALT CORP.
(Registrant)

Dated: October 20, 2021	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

