Form 10-K
period 2021-11-30
Century Cobalt Corp.
filed 2022-03-16
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2021 was $1,628,009 based on a $0.025 based on the last sales price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 104,361,576 as of March 15, 2022

DOCUMENTS INCORPORATED BY REFERENCE

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

OUR CURRENT BUSINESS

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party. Technology Minerals PLC became a UK public company during the three months ended August 31, 2021. The Company was issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock during November 11, 2021. The Company owns approximately 39% of the outstanding shares of Technology Minerals PLC. To date, Century Cobalt has focused on exploring and developing its large Emperium Cobalt Project to take advantage of the growing demand for secure, domestic cobalt supplies, but the Director believe that a sale of its assets to Technology Minerals, PLC represents an attractive and quicker route to monetize the project.

The Company is currently seeking other opportunities which will enhance shareholder value over the long-term in the mineral exploration and other industries.

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

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive those investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2022.

EMPLOYEES

We have no employees other than our chief executive officer, Alexander Stanbury with whom we entered into a service agreement on September 14, 2018.

On September 14, 2018, we entered into a consulting agreement with Alexander Stanbury, whereby Mr. Stanbury agreed to provide consulting services to us regards to his position is our President and Chief Executive Officer. The agreement has a three-year term, commencing August 1, 2018. As compensation for entering into the agreement and providing such consulting services, we have agreed to compensate Mr. Stanbury by issuing 5,000,000 restricted common shares of our capital stock. In addition, Mr. Stanbury will be receiving a salary of $102,000 per annum and shall be entitled to receive an additional 1,000,000 common shares on each anniversary of the effective date of the agreement. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On March 18, 2021, Mr. Stanbury was issued 2,000,000 restricted shares of the Company’s common stock and on May 21, 2021, an additional 1,000,000 restricted shares of the Company’s common stock under the consulting agreement. In addition, on August 4, 2021, Mr. Stanbury was issued an additional 5,000,000 shares as compensation to the Company.

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

The shares of common stock are not subject to any future call or assessment, and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the common shares and they all rank at equal rate or PARI PASSU, each with the other, as to all benefits, which might accrue to the holders of the common shares. All registered stockholders are entitled to receive a notice of any general annual meeting to be convened by our Board of Directors.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues. We had cash in the amount of $26,654 as of November 30, 2021 and a working capital deficit of $1,663,450. We have also incurred a cumulative net loss of $4,748,118 from our inception on April 29, 2008 through November 30, 2021. We estimate that our average monthly operating expenses will be approximately $42,000, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated March 15, 2022, to comment about our company’s ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move our company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably, and investors may lose all of their investment in our company.

WE HAVE NO KNOWN MINERAL RESERVES AND, EVEN IF WE FIND MINERAL RESERVES, IT MAY NOT BE IN ECONOMIC QUANTITIES. IF WE FAIL TO FIND ANY MINERAL RESERVES OR IF WE ARE UNABLE TO FIND MINERAL RESEREVES IN ECONOMIC QUANTITIES, WE WILL HAVE TO SUSPEND OPERATIONS.

We have no known mineral reserves. Additionally, even if we find mineral reserves in sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any cobalt is recoverable, we do not know that this can be done at a profit. Failure to locate mineral reserves in economically recoverable quantities will cause us to suspend operations.

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

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed, and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

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

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand, and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 10100 Santa Monica Blvd., Suite 300, Century City, CA 90067 USA. and is leased. The lease term is pending renegotiation.

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

As of March 15, 2022, there were 34 registered holders of record of our common stock and 104,361,576 shares of our common stock were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. The shares were issued on March 18, 2021 to the Company’s president.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share at 2020, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. The 705,887 shares were issued to the consultant on August 11, 2021.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The shares were issued on March 18, 2021 to the Company’s president.

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

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended November 30, 2021 and 2020 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in Item 1A of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$300,000
Legal Fees	$10,000
Auditor Fees	$30,000
Exploration	$135,000
Total	$500,000

Of the $500,000 that we require for the next 12 months, we had $26,654 in cash as of November 30, 2021, and a working capital deficit of $1,663,450. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2021.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2021 AND 2020.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2021.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $912,308 for the year  ended November 30, 2021 which was $316,998 higher than the net loss of $595,310 for the year period ended November 30, 2020. The change in our net loss over the two periods are primarily a result of an approximate $110,000 increase in consulting fees, stock-based compensation earned primarily by our president and COO, an approximate $41,000 increase in accounting and legal fees from our sale of Emperium, an approximate $12,000 increase in exploration fees for potential mining operations, an approximate $1,000 increase in loss on foreign currency transactions and an approximate $186,000 decrease from a loss from our equity method investment, offset by an approximate $3,000 decrease in transfer agent fees, an approximate $12,000 decrease in general administrative and an approximate $18,000 decrease in interest expense from our new loan to support the business.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	At November 30, 2021	At November 30, 2020	Percentage Increase/(Decrease)

Current assets	$26,654	$119,391	(78%)
Current liabilities	$1,690,104	$1,350,635	25%
Working capital deficiency	$(1,663,450)	$(1,231,244)	35%

CASH FLOWS

	Year Ended
	November 30, 2021	November 30, 2020

Net cash used in operations	$(269,805)	$(279,408)
Net cash used in investing activities	$70,144	$-
Net cash provided by financing activities	$332,547	$283,864
Increase (Decrease) In Cash During the Period	$(7,402)	$4,456

We had cash in the amount of $26,654 as of November 30, 2021 as compared to $19,482 as of November 30, 2020. We had working capital deficiency of $1,663,450 as of November 30, 2021 compared to a working capital deficiency of $1,231,244 as of November 30, 2020. The increase in work capital deficiency of $432,206 was primarily attributable to an approximate $247,000 increase in notes payable and related accrued interest for our new loans to support the business, an approximate $73,000 increase in related party accounts payable to our CEO and an approximate $100,000 decrease in prepaid expenses from our sale of Emperium.

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

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 -Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY COBALT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Century Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Cobalt Corp. (“the Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, has not yet received revenue from sales of product or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Technology Minerals PLC Investment

As described in Note 4 to the financial statements, the Company sold all of the assets of its wholly owned subsidiary, Emperium 1 Holdings Corp., to Technology Minerals PLC, a related party.

Auditing management's valuation of Technology Minerals investment was complex and highly judgmental due to the significant estimation required to determine the value of investment and related party nature of the investment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included (i) testing management’s accounting methodology for the asset sale (ii) testing management’s estimate of the valuation of its investment in Technology Minerals PLC; (iii) evaluating the key factors and assumptions used to develop the valuation in determining whether it is reasonable in relation to the financial statements taken as a whole.

We have served as the Company’s auditor since 2021. Spokane, Washington
March 15, 2022

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	November 30, 2021	November 30, 2020

Assets
Current assets:
Cash	$26,654	$19,482
Prepaid expenses	-	99,909
Total current assets	26,654	119,391

Other assets
Equity method investment	132,623	-
Resource property	-	248,000
Total other assets	132,623	248,000

Total Assets	$159,277	$367,391

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$178,567	$159,341
Accounts payable - related parties	289,085	216,074
Accrued interest	192,484	97,303
Accrued interest - related parties	16,727	68,453
Due to related party	60,823	60,823
Notes payable - current portion	422,075	174,575
Notes payable to related parties - current portion	396,063	314,124
Convertible note, net of discount of $-0- and $8,114
at November 30, 2021 and 2020, respectively	134,280	259,942
Total current liabilities	1,690,104	1,350,635

Long term liabilities:
Convertible note, net of discount of $-0-
at November 30, 2021 and 2020	-	134,542
Total long term liabilities	-	134,542

Total liabilities	1,690,104	1,485,177

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of November 30, 2021 and 2020	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 104,361,576 and 79,061,929 issued and outstanding as of November 30, 2021 and 2020, respectively	104,362	79,062
Additional paid-in capital	3,014,969	2,270,384
Common stock payable	97,960	368,578
Accumulated deficit	(4,748,118)	(3,835,810)
Total stockholders' equity (deficit)	(1,530,827)	(1,117,786)

Total Liabilities and Stockholders' equity (deficit)	$159,277	$367,391

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30, 2021	November 30, 2020

Operating expenses:
Accounting and legal	$55,709	$14,766
Transfer agent and filing fees	12,741	15,454
Consulting	375,167	264,517
Exploration	143,439	131,265
General and administrative	27,757	39,928
Total operating expenses	614,813	465,930

Net operating income (loss)	(614,813)	(465,930)

Other income (expense):
Interest expense	(97,400)	(115,431)
Loss on foreign currency transactions	(14,574)	(13,949)
Loss from equity method investment	(185,521)	-
Total Other income (expense)	(297,495)	(129,380)

Net loss	$(912,308)	$(595,310)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic	89,240,331	79,013,077

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency
Balance at November 30, 2019	78,941,929	$78,942	-	$-	$2,261,538	$247,358	$(3,240,500)	$(652,662)

Issuance of common stock for stock subscription	120,000	120			5,860	(5,980)		-
Shares earned for stock options					2,986			2,986
Stock based compensation and stock subscriptions						127,200		127,200
Net loss							(595,310)	(595,310)

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(3,835,810)	$(1,117,786)

Conversion of notes payable for common stock	11,079,939	11,080			321,318			332,398
Issuance of common stock to settle accounts payable	176,966	177			5,132			5,309
Issuance of common stock for stock subscription	3,086,855	3,087			102,329	(105,416)		-
Shares issued for services	10,955,887	10,956			315,806	(169,565)		157,198
Stock based compensation						4,363		4,363
Net loss							(912,308)	(912,308)

Balance at November 30, 2021	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,748,118)	$(1,530,827)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30, 2021	November 30, 2020

Cash flows from operating activities:
Net income (loss)	$(912,308)	$(595,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	159,310	27,771
Debt discount interest	8,114	30,252
Loss from equity method investment	185,521	-
Loss on foreign currency transactions	14,574	10,950
Changes in operating assets and liabilities:
Prepaid expenses	99,909	1,940
Accounts payable	27,352	51,879
Accounts payable expenses - related parties	73,011	118,879
Accrued expenses	140,941	55,262
Accrued expenses - related parties	(51,655)	29,919
Net cash used in operating activities	(255,231)	(268,458)

Cash flows from investing activities:
Related party legal fees repaid with related party common stock	(70,144)	-
Net cash used in investing activities	(70,144)	-

Cash flows from financing activities
Proceeds from stock subscriptions	-	105,415
Proceeds from convertible notes payable	-	132,696
Proceeds from notes payable to related parties	332,547	45,753
Net cash provided by financing activities	332,547	283,864

Net increase (decrease) in cash	7,172	15,406
Cash - beginning of the year	19,482	4,076
Cash - end of the year	$26,654	$19,482

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Issuance of common stock to settle accounts payable	$5,309	$-
Issuance of common stock for stock subscription	$105,415	$5,980
Conversion of notes payable and accrued interest to common stock	$332,398	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

NOTE 1 - NATURE OF OPERATIONS

Century Cobalt Corp. (formerly First American Silver Corp.) was incorporated in the state of Nevada on April 29, 2008. The Company’s principal office is located at 10100 Santa Monica Boulevard, Suite 300, Century City, California 90067. The Company’s principal business activity is the identification and exploration of mineral properties for the purposes of discovering economical cobalt assets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Emperium 1 Holdings Corp (“Emperium”). Emperium was incorporated as a wholly owned subsidiary on October 8, 2018 by the Company through the issuance of 100 common shares at $0.01 per share for proceeds of $1 and was sold on September 14, 2021. See Note 4 - Emperium Sale and Equity Method Investment for a further discussion. As Emperium is a holding company and, as such, has no accounts or activity. The Company owned 100% of the issued and outstanding shares of Emperium at November 30, 2021. All intercompany balance between the Company and Emperium are eliminated in consolidation. Also included within the accompanying financial statements are the Company’s unconsolidated equity investment with Technology Metals, PLC, a related party, which is accounted for under the equity method of accounting. See Note 4 - Emperium Sale and Equity Method Investment for a further discussion.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2021 and 2020, respectively, the Company had $26,654 and $19,482 of unrestricted cash to be used for future business operations.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company’s bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses.

Equity Method for Investments

The equity method is an accounting technique used by the Company to record the profits earned or losses through its investment in another company. With the equity method of accounting, the Company reports the income or loss by the other company on its income statement, in an amount proportional to the percentage of its equity investment in the other company. The equity method is used to value a company’s investment in another company when it holds significant influence over the company it is investing in. The threshold for “significant influence” is commonly a 20-50% ownership. Under the equity method, the investment is initially recorded at historical cost, and adjustments are made to the value based on the investor’s percentage ownership in net income, loss, and dividend payouts. Net income of the investee company increases the Company’s value on the balance sheet, while the investee’s loss or dividend payout decreases it.

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The scope of Topic 718, Compensation-Stock Compensation, includes share-based payments issued to employees and nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Total stock-based compensation amounted to $159,310and $24,771 for the years ended November 30, 2021 and 2020, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2021, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 2,154,000 additional shares issued by the Company. The Company’s convertible notes, and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the years ended November 30, 2021 and 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

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

NOTE 3 - GOING CONCERN

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $4,748,118 as of November 30, 2021. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 - SALE OF EMPERIUM AND EQUITY METHOD INVESTMENT

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp (“Emperium”) and repay a related party receivable to Technology Minerals PLC (“TM PLC”), a related party (Refer to Note 6 - Resource Property for a further discussion). TM PLC became a UK public company during the nine months ended November 30, 2021. During November 2021, the Company was issued 420,000,000 unregistered shares (0.001£ par value) of TM PLC common stock for the Company’s Emperium assets and 50,000,000 unregistered shares (0.001£ par value) of TM PLC common stock to repay the related party receivable. As of November 30, 2021, the Company’s ownership interest in TM PLC was 38.8%. TM PLC was established as a holding company, which will own assets that focus on the circular economy, and on the security of the supply chain from metal discovery through to end-of-life use. The Company has accounted for its investment in TM PLC under the equity method of accounting since inception. Since TM PLC is a related party, the Company valued the investment at cost as follows:

November 30, 2021
Emperium resource property	$248,000
Related party receivable	70,415
Total	$318,145

The $70,415 related party receivable was attorney fees paid by the Company on behalf of TM PLC during the nine months ended November 30, 2021.

The following table summarizes the results of operations of TM PLC for September 14, 2021 through November 30, 2021:

November 30, 2021
Net Loss of TM PLC	$478,517
Company equity loss from TM PLC	$185,521

At November 30, 2021, the equity method investment was $132,623 in the accompanying consolidated balance sheets .

NOTE 5 - PREPAID EXPENSES

Prepaid expenses include the prepayment of the annual mining claims renewal fees.

Prepaid expenses are as follows:

	November 30, 2021	November 30, 2020
Annual mining claims renewal fees	$-	$99,909
Total	$-	$99,909

NOTE 6 - RESOURCE PROPERTY

On August 7, 2018, we entered into an assignment agreement with Oriental Rainbow Group Ltd., in regards to the acquisition of certain mineral claims in Lemhi County, Idaho known as the “Idaho Cobalt Belt”.

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims by issuing a further 500,000 common shares valued at $20,000 to Plateau Ventures LLC. Such option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres. The value of the claims was $248,000 at November 30, 2020 and recorded at resource property in the accompanying consolidated balance sheets. The Company sold the resource property assets on September 14, 2021. See Note 4 - Emperium Sale and Equity Method Investment for a further discussion.

Oriental Rainbow has assigned its interest in the property to us in consideration for 2,500,000 restricted shares (issued) of common stock valued at $100,000 (the “Consideration Shares”). The Company has assumed all of Oriental Rainbow’s obligations under the purchase agreement, which material obligations include: the issuance of up to 500,000 restricted shares of common stock, valued at $20,000, to Plateau upon listing on a recognized stock exchange (issued) and paying Plateau $1,000,000 in four equal staged payments upon completion of a positive feasibility study on the property. The vendor retains a 1% royalty on revenue derived from the sale of cobalt concentrate and other ore extracts from the property. The Company has the option to purchase this 1% royalty at any time for $1,000,000 in cash or common shares. As of November 30, 2020, the Company had invested $248,000 into the above-mentioned mineral claims. These amounts are reported in the accompanying consolidated balance sheet.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at November 30, 2021:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	2,046
January 9, 2017 (1)	9,000	8%	January 9, 2018	3,523
April 24, 2017 (1)	10,000	8%	April 24, 2018	3,684
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,494
September 18, 2017 (1)	6,000	8%	September 18, 2018	2,017
January 5, 2018 (1)	10,000	8%	January 5, 2019	3,123
April 17, 2018 (1)	30,000	8%	April 17, 2019	8,700
July 27, 2018 (1)	31,700	12%	July 27, 2019	12,735
August 15, 2018 (1)	108,000	12%	August 15, 2019	42,715
September 7, 2018 (1)	15,000	12%	July 31, 2020	5,819
September 12, 2018 (1)	20,500	12%	August 15, 2020	7,919
September 27, 2018 (1)	10,000	12%	July 31, 2020	3,813
October 10, 2018 (1)	42,000	12%	July 31, 2020	15,838
November 20, 2018 (1)	7,905	12%	July 31, 2020	2,875
November 20, 2018 (1)	7,970	12%	July 31, 2020	2,897
December 18, 2018 (1)	25,000	12%	July 31, 2020	8,860
January 24, 2019 (1)	42,000	12%	August 15, 2020	14,375
February 18, 2019 (1)	20,000	12%	February 18, 2020	6,681
March 6, 2019 (1)	10,000	12%	August 15, 2020	3,287
May 3, 2019 (1)	25,000	12%	July 31, 2020	7,742
July 1, 2019 (2)	33,238	10%	December 30, 2021	9,703
July 15, 2019 (2)	33,238	10%	December 30, 2021	9,575
July 31, 2019 (2)	33,238	10%	December 30, 2021	9,430
September 3, 2019 (2)	19,943	10%	December 30, 2021	5,472
October 8, 2019 (2)	10,636	10%	December 30, 2021	2,816
November 6, 2019 (2)	3,989	10%	December 30, 2021	1,025
July 10, 2020 (1)	13,295	5%	June 18, 2021	925
September 2, 2020 (1)	13,295	5%	June 18, 2021	827
November 27, 2020 (1)	19,943	5%	June 18, 2021	1,005
December 22, 2020 (1)	19,943	5%	June 18, 2021	940
January 12, 2021 (1)	26,590	5%	June 18, 2021	1,177
March 5, 2021 (1)	33,238	5%	June 18, 2021	1,234
April 14, 2021 (1)	39,885	5%	June 18, 2021	1,262
June 8, 2021	50,000	5%	June 1, 2022	1,199
June 17, 2021	8,400	5%	June 1, 2022	191
June 29, 2021	40,000	5%	June 1, 2022	844
September 20, 2021	20,000	5%	June 1, 2022	195
October 29, 2021	25,000	5%	June 1, 2022	110
November 16, 2021 (1)	66,472	5%	November 16, 2021	138
Grand Total	952,418			209,211

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

Convertible notes payable consisted of the following at November 30, 2021:

(2)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654 and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $172,301 and $159,183 at November 30, 2021 and 2020, respectively.

(3)

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 16, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853 and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended August 31, 2020, the Company received a third installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. On August 4, 2021, the holder converted $332,398 of principal and interest into 11,079,939 shares of the Company’s common stock at $0.03 per share to fully satisfy the convertible promissory note. The unpaid balance including accrued interest was $-0- and $297,562 at November 30, 2021 and 2020, respectively.

(4)

On July 22, 2021, the Company entered into a long-term convertible promissory note of £50,000 ($68,815) with a third-party for funding an option fee to acquire land and a cannabis license in Zimbabwe. The promissory note has a maturity date of January 23, 2023, an interest rate of 5%. The holder may convert any part or all of the outstanding principal and/or interest on this promissory note into shares of the Company’s common stock dividing (i) any amount of part or all of the outstanding principal and/or interest on the note, by (ii) the 20-day VWAP of Company common stock prior to the date of conversion; provided, however, that the price of conversion shall not be less than $0.0001 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $68,815. The debt discount was amortized through the term of the note. During November 2021 it was determined the third-party did not fund the option fee to acquire land and a cannabis license in Zimbabwe and the note was cancelled with $-0- due from the Company. At November 30, 2021, the note and related discount was removed from the accounting records of the Company.

As of November 30, 2021, the total loans - convertible amounted to $172,301 which includes $38,021 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $8,114 and $30,252 for the years ended November 30, 2021 and 2020, respectively. The unamortized debt discount was $-0- and $8,114 at November 30, 2021 and 2020, respectively.

Notes payable and convertible notes payable transactions during the twelve months ended November 30, 2021 consisted of the following:

Balance, November 30, 2020	$891,295
Borrowings	332,547
Less conversion to common stock	(277,150)
Plus, foreign exchange adjustment	5,726
Less debt discount	-
Balance, November 30, 2021	$952,418

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2022	$952,418

NOTE 8 - RELATED PARTY TRANSACTIONS

As at November 30, 2021, accounts payable and compensation owing to the Company’s president and other related parties was $289,085 (November 30, 2020: $216,074 ).

As at November 30, 2021, the Company owed $60,823 to the Company’s president and director (November 30, 2020: $60,823).

On November 30, 2021, notes payable owing to related parties was $396,063(2020: $314,124) and accrued interest owing to related parties was $16,727(November 30, 2020: $68,453).

On September 11, 2018, the Company signed a Consulting Agreement for the Company’s former Chief Operating Officer (COO) beginning August 1, 2018 through December 31, 2020. Effective April 1, 2018, the former COO is compensated £200 (approximately $250) for each day performing services to the Company (approximately one day per week). Effective August 1, 2018, the former COO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $10,000 or $0.04 per share. On February 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $36,750 or $0.147 share. On August 1, 2019 the CCO was compensated with 250,000 unregistered shares of the Company’s common stock valued at $24,375 or $0.0975 share. The COO resigned on December 1, 2020 and will serve the company in other capacities. On May 21, 2021, the former COO was compensated with 1,750,000 unregistered shares of the common stock valued at $40,425 or $0.0231 per share. On August 4, 2021, the former COO was compensated with 500,000 unregistered shares of the common stock valued at $10,000 or $0.02 per share. The non-stock compensation amounted to $-0- and $4,758 for the years ended November 30, 2021 and 2020.

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The agreement terminated on June 1, 2021, thereafter, the Company’s CEO was compensated with $15,000 per month on a month-to-month basis. On August 4, 2021, the Company’s CEO was compensated with 5,000,000 unregistered shares of the common stock valued at $100,000 or $0.02 per share. The non-stock compensation amounted to $180,000 for the years ended November 30, 2021 and 2020.

NOTE 9 - CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of November 30, 2021, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at November 30, 2021, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of November 30, 2021, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of November 30, 2021, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share at 2020, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. The 705,887 shares were issued to the consultant on August 11, 2021. As of November 30, 2021, the consultant earned an additional 59,179 shares valued at $1,715 or $.0290 per share under the agreement.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of November 30, 2021, the shares have not been issued to the Company’s former COO.

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

.

On August 4, 2021, the Company issued 11,079,939shares of the Company’s common stock to convert $332,398 of principal and interest at $0.03 per share to fully satisfy the convertible promissory note dated August 14, 2019.

As of November 30, 2021, the Company had 104,361,576 (2020: 79,061,929) common shares issued and outstanding.

NOTE 10 - MATERIAL CONTRACTS

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

The rent expense recognized was $1,496 and $16,624 for years ended November 30, 2021 and 2020, respectively.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminated on August 31, 2021 and was not renewed. The consultant was compensated with $4,000 a month beginning September 1, 2019. The consultant earned $48,000 for the years ended November 30, 2021 and 2020.

NOTE 11 - INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended November 30, 2021 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2021	2020
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	November 30, 2021	November 30, 2020
Deferred tax asset	$997,105	$805,520
Valuation allowance	(997,105)	(805,520)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended November 30, 2021 was an increase of $191,585..

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through March 15, 2022 and determined there were no other items to disclose.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2021, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2021. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of November 30, 2021 our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Alexander Stanbury	President, Chief Executive Officer, Secretary, Treasurer and Director	43	April 19, 2018
Lester Kemp (1)	Former Chief Operating Officer	56	September 11, 2018

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

ALEXANDER STANBURY - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. Mr. Stanbury has over a decade’s experience working across Sub-Saharan Africa and in 2011, he founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance regarding growth strategies, project finance, and raising capital through institutional and private placements for companies within the Natural Resources sector. Mr. Stanbury’s prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP and received training from the New York Institute of Finance.

Our company believes that Mr. Stanbury’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

LESTER KEMP - FORMER CHIEF OPERATING OFFICER

Lester Kemp graduated in 1990 with a master’s degree from the Royal School of Mines, University of London, England (UK) and went on to work with GeoScience Limited in Ascot before running a gold exploration camp in Guyana. After completing his MBA, Mr. Kemp worked with various junior resource companies operating throughout Africa / Europe and Scandinavia. Mr. Kemp was co-founder of Mantle Diamonds Limited and is the co-founder of Arabian Nubian Resources.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and by our Bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors’ immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	Our principal executive officer; and
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2021 and 2020.

We will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

Alexander Stanbury (1)	2021		$180,000	$	Nil		$100,000	$	Nil	$	Nil	$	Nil	$	Nil	$280,000
President, Chief Executive Officer,	2020		$180,000	$	Nil		$18,600	$	Nil	$	Nil	$	Nil	$	Nil	$198,600
Treasurer, Secretary and Director

Lester Kemp (2)	2021	$	Nil	$	Nil		$10,000	$	Nil	$	Nil	$	Nil	$	Nil	$10,000
Former Chief Operating Officer	2020		$4,578	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$4,578

(1)	Mr. Stanbury was appointed on April 19, 2018.

(2)	Mr. Kemp was appointed on September 11, 2018. Mr. Kemp resigned from the Company on December 1, 2020.

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

STOCK OPTIONS

During our fiscal year ended November 30, 2021 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended November 30, 2021.

OPTION EXERCISES

During our Fiscal year ended November 30, 2021 there were no options exercised by our named officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended November 30, 2021, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead, the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during the year ended November 30, 2021.

COMPENSATION COMMITTEE REPORT

None.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Alexander Stanbury	26,955,400	25.8%
UCI London Limited	11,079,939	10.6%

Total	38,035,339	36.4%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on, 2021. As of March 15, 2022, there were 104,361,576 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2021 and for the fiscal year ended November 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2021	November 30, 2020

Audit Fees	$25,550	$15,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$25,550	$15,000

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

CENTURY COBALT CORP.
(Registrant)

Dated: March 15, 2022	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

