Form 10-Q
period 2022-02-28
Century Cobalt Corp.
filed 2022-05-16
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2022, there were 104,361,576 shares of common stock outstanding.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Century Cobalt”, “we”, “us,” or “our” are to Century Cobalt Corp., a Nevada corporation and our wholly owned subsidiary Century Cobalt Limited., a United Kingdom public company.

CENTURY COBALT CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2022	November 30, 2021
	(Unaudited)
Assets
Current assets:
Cash	$446	$26,654
Total current assets	446	26,654

Other assets
Equity method investment	-	132,623
Total other assets	-	132,623

Total Assets	$446	$159,277

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$205,268	$178,567
Accounts payable - related parties	303,362	289,085
Accrued interest	207,911	192,484
Accrued interest - related parties	22,052	16,727
Due to related party	60,823	60,823
Notes payable - current portion	422,075	422,075
Notes payable to related parties	398,233	396,063
Convertible notes payable	135,532	134,280
Total current liabilities	1,755,256	1,690,104

Commitments and contingencies	-	-

Stockholders' equity (deficit):

Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of February 28, 2022 and November 30, 2021	-	-

Common stock, $0.001 par value, 3,500,000,000 shares authorized, 104,361,576 issued and outstanding as of February 28, 2022 and November 30, 2021	104,362	104,362
Additional paid-in capital	3,014,969	3,014,969
Common stock payable	97,960	97,960
Accumulated deficit	(4,972,101)	(4,748,118)
Total stockholders' equity (deficit)	(1,754,810)	(1,530,827)

Total Liabilities and Stockholders' equity (deficit)	$446	$159,277

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28, 2022	February 28, 2021

Operating expenses:
Accounting and legal	$17,401	$18,912
Transfer agent and filing fees	1,430	1,698
Consulting	45,000	80,493
Exploration	-	30,738
General and administrative	3,235	10,649
Total operating expenses	67,066	142,490

Net operating income (loss)	(67,066)	(142,490)

Other income (expense):
Interest expense	(20,051)	(34,624)
Loss on foreign currency transactions	(4,243)	(27,004)
Loss from equity method investment	(132,623)	-
Total Other income (expense)	(156,917)	(61,628)

Net loss	$(223,983)	$(204,118)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	104,361,576	79,061,929

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional	Common		Total
					Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(3,809,758)	$(1,117,786)
Stock based compensation and accrued expenses						5,115		5,115
Net loss							(204,118)	(204,118)

Balance at February 28, 2021 (unaudited)	79,061,929	$79,062	-	$-	$2,270,384	$373,693	$(4,013,876)	$(1,316,789)

Balance at November 30, 2021	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,748,118)	$(1,530,827)

Net loss							(223,983)	(223,983)

Balance at February 28, 2022 (unaudited)	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,972,101)	$(1,754,810)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2022	February 28, 2021

Cash flows from operating activities:
Net income (loss)	$(223,983)	$(204,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	2,865
Debt discount interest	-	5,409
Loss from equity method investment	132,623	-
Loss on foreign currency transactions	4,243	27,005
Changes in operating assets and liabilities:
Prepaid expenses	-	30,738
Accounts payable	26,581	48
Accounts payable expenses - related parties	14,277	48,465
Accrued expenses	14,796	21,036
Accrued expenses - related parties	5,255	8,179
Net cash used in operating activities	(26,208)	(60,373)

Cash flows from financing activities
Proceeds from notes payable to related parties	-	46,921
Net cash provided by financing activities	-	46,921
Net increase (decrease) in cash	(26,208)	(13,452)
Cash - beginning of the year	26,654	19,482
Cash - end of the year	$446	$6,030

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

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

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Century Cobalt Limited (“CCL”), a United Kingdom public company. CCL was formed to hold the equity investment with Technology Metals, PLC, a related party.  All intercompany balance between the Company and CCL are eliminated in consolidation. Also included within the accompanying financial statements are the Company’s unconsolidated equity investment with Technology Metals, PLC, a related party, which is accounted for under the equity method of accounting. See Note 4 - Emperium Sale and Equity Method Investment for a further discussion.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2022 and November 30, 2021, respectively, the Company had $446 and $26,654 of unrestricted cash to be used for future business operations.

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

Total stock-based compensation amounted to $-0- and $2,865 for the three months ended February 28, 2022 and 2021, respectively.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three months ended February 28, 2022, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing all unfiled tax returns. All tax returns for the Company remain open for examination.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 2,938,000 additional shares issued by the Company. The Company’s convertible notes, and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three months ended February 28, 2022 and 2021.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $4,972,101 as of February 28, 2022. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 - SALE OF EMPERIUM AND EQUITY METHOD INVESTMENT

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp (“Emperium”) and repay a related party receivable to Technology Minerals PLC (“TM PLC”), a related party. TM PLC became a UK public company during November 2021. During November 2021, the Company was issued 420,000,000 unregistered shares (0.001£ par value) of TM PLC common stock for the Company’s Emperium assets and 50,000,000 unregistered shares (0.001£ par value) of TM PLC common stock to repay the related party receivable. On November 30, 2021 the Company’s ownership interest in TM PLC was 38.8%. TM PLC was established as a holding company, which will own assets that focus on the circular economy, and on the security of the supply chain from metal discovery through to end-of-life use. The Company has accounted for its investment in TM PLC under the equity method of accounting since inception. Since TM PLC is a related party, the Company valued the investment at cost as follows:

Total
Emperium resource property	$248,000
Related party receivable	70,415
Total	$318,145

The $70,415 related party receivable was attorney fees paid by the Company on behalf of TM PLC during the nine months ended November 30, 2021.

On February 28, 2021, the Company’s ownership interest in TM PLC was 37.8%. The following table summarizes the results of operations of TM PLC for the three months ended February 28, 2022:

February 28, 2022
Net Loss of TM PLC	$537,438
Company equity loss from TM PLC	$203,267

For the three months ended February 28, 2022, the Company reported a loss from the equity method of $132,623 in the accompanying statements of operations, Since the Company equity investment was reduced to $-0-, only $132,623 of the $203,267 loss from the TM PLC equity investment was posted in the accompanying statements of operations. The equity method investment was $-0- and $132,623 as of February 28, 2022 and November 30, 2021, respectively, in the accompanying consolidated balance sheets.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at February 28, 2022:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	2,145
January 9, 2017 (1)	9,000	8%	January 9, 2018	3,701
April 24, 2017 (1)	10,000	8%	April 24, 2018	3,881
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,632
September 18, 2017 (1)	6,000	8%	September 18, 2018	2,135
January 5, 2018 (1)	10,000	8%	January 5, 2019	3,320
April 17, 2018 (1)	30,000	8%	April 17, 2019	9,292
July 27, 2018 (1)	31,700	12%	July 27, 2019	13,673
August 15, 2018 (1)	108,000	12%	August 15, 2019	45,911
September 7, 2018 (1)	15,000	12%	July 31, 2020	6,263
September 12, 2018 (1)	20,500	12%	August 15, 2020	8,526
September 27, 2018 (1)	10,000	12%	July 31, 2020	4,109
October 10, 2018 (1)	42,000	12%	July 31, 2020	17,081
November 20, 2018 (1)	7,905	12%	July 31, 2020	3,109
November 20, 2018 (1)	7,970	12%	July 31, 2020	3,133
December 18, 2018 (1)	25,000	12%	July 31, 2020	9,600
January 24, 2019 (1)	42,000	12%	August 15, 2020	15,618
February 18, 2019 (1)	20,000	12%	February 18, 2020	7,273
March 6, 2019 (1)	10,000	12%	August 15, 2020	3,583
May 3, 2019 (1)	25,000	12%	July 31, 2020	8,482
July 1, 2019 (2)	33,548	10%	December 30, 2021	10,620
July 15, 2019 (2)	33,548	10%	December 30, 2021	10,491
July 31, 2019 (2)	33,548	10%	December 30, 2021	10,345
September 3, 2019 (2)	20,129	10%	December 30, 2021	6,020
October 8, 2019 (2)	10,735	10%	December 30, 2021	3,106
November 6, 2019 (2)	4,026	10%	December 30, 2021	1,134
July 10, 2020 (1)	13,419	5%	June 18, 2021	1,099
September 2, 2020 (1)	13,419	5%	June 18, 2021	1,000
November 27, 2020 (1)	20,129	5%	June 18, 2021	1,263
December 22, 2020 (1)	20,129	5%	June 18, 2021	1,197
January 12, 2021 (1)	26,838	5%	June 18, 2021	1,519
March 5, 2021 (1)	33,548	5%	June 18, 2021	1,659
April 14, 2021 (1)	40,257	5%	June 18, 2021	1,770
June 8, 2021	50,000	5%	June 1, 2022	1,815
June 17, 2021	8,400	5%	June 1, 2022	295
June 29, 2021	40,000	5%	June 1, 2022	1,337
September 20, 2021	20,000	5%	June 1, 2022	442
October 29, 2021	25,000	5%	June 1, 2022	418
November 16, 2021 (1)	67,091	5%	November 16, 2021	964
Grand Total	955,839			229,961

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

Convertible notes payable consisted of the following at February 28, 2022:

(2)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654 and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $177,248 and $172,301 at February 28, 2022 and November 30, 2021, respectively.

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

As of February 28, 2022, the total loans - convertible amounted to $177,248 which includes $41,716 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $-0- and $5,409 for the three months ended February 28, 2022 and 2021, respectively.

Notes payable and convertible notes payable transactions during the twelve months ended February 28, 2022, consisted of the following:

Balance, November 30, 2021	$952,418
Borrowings	-
Less conversion to common stock	-
Plus, foreign exchange adjustment	3,421
Less debt discount	-
Balance, February 28, 2022	$955,839

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2022	$955,839

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 28, 2022, accounts payable and compensation owing to the Company’s president was $303,362 (November 30, 2021: $289,085).

As of February 28, 2022, the Company owed $60,823 to the Company’s president and director (November 30, 2021: $60,823).

On February 28, 2022, notes payable owing to related parties was $398,233 (November 30, 2021: $396,063) and accrued interest owing to related parties was $22,052 (November 30, 2021: $16,727).

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

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The agreement terminated on June 1, 2021, thereafter, the Company’s CEO was compensated with $15,000 per month on a month-to-month basis. On August 4, 2021, the Company’s CEO was compensated with 5,000,000 unregistered shares of the common stock valued at $100,000 or $0.02 per share. The non-stock compensation amounted to $45,000 for the three months ended February 28, 2022 and 2021.

NOTE 7 - CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of February 28, 2022, no rights have been assigned to the preferred shares and the rights will be established upon issuance.

As at February 28, 2022, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of February 28, 2022, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. As of February 28, 2022, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or 0.0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. The 705,887 shares were issued to the consultant on August 11, 2021. As of February 28, 2022, the consultant earned an additional 59,179 shares valued at $1,715 or $0.0290 per share under the agreement.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of February 28, 2022, the shares have not been issued to the Company’s former COO.

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

As of February 28, 2022, the Company had 104,361,576 (November 30, 2021: 104,361,576) common shares issued and outstanding.

NOTE 8 - MATERIAL CONTRACTS

The Company renewed a twelve-month lease agreement for office space ending on June 30, 2021 for $770 per month and an aggregate of $9,240 over the term of the lease. The lease terminated on June 1, 2021 and was not renewed. The Company settled the unpaid balance for $6,000 which resulted in $3,447 reversal of rent expense. The rent expense recognized was $2,309 for three months ended February 28, 2021.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminated on August 31, 2021 and was not renewed. The consultant was compensated with $4,000 a month beginning September 1, 2019. The consultant earned $12,000 for the three months ended February 28, 2021.

NOTE 9 - SUBSEQUENT EVENTS

On March 30, 2022, the Company entered into a Loan Agreement with a third party for $340,000. The loan bears interest at 2% per month with  a maturity date of March 27, 2023. The loan requires a $50,000 repayment plus interest from 120 days and 240 days from the date of the first drawdown and the balance of principal and interest due must be repaid before 360 days of the first drawdown. In addition, the Company transferred 12,878,787 shares of its investment in PLC common stock as collateral. The shares are held in the lender’s brokerage account. Subsequent to February 28, 2022, the Company has drawn three (3) installments for $162,355.

During April and May 2022, the Company sold 4,375,000 shares of the TM PLC investment for working capital and repay promissory notes payable.  The  proceeds were $153,201 or $0.035 per share.

During April and May 2022, the Company repaid the principal and interest on various related related-party notes payable for $170,348. The repaid notes were dated June 8, 2021, June 17, 2021 June 29, 2021, September 20, 2021 and October 29, 2021 for $148,905. The Company inadvertently overpaid the related party loans by $21,442. The overpayment has not been repaid at May 16, 2022.

The Company has evaluated all events occurring subsequently to these financial statements through May 16, 2022 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three months ended February 28, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 16, 2022, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party. Technology Minerals PLC become new UK public company during the three months ended August 31, 2021. The Company was issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock. The Company estimates it will own approximately 38% of the outstanding shares of Technology Minerals PLC.

We are currently accessing the next steps our business.

Results of Operations

For the three months ended February 28, 2022 Compared to the three months ended February 28, 2021

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Net loss

We had a net loss of $223,983 for the three-month period ended February 28, 2022 which was $19,865 higher than the net loss of $204,118 for the three-month period ended February 28, 2021. The change in our net loss over the two periods are primarily a result of an approximate $133,000 increase loss from equity method investment, offset by, an approximate $35,000 decrease in consulting fees primarily from the lower common stock compensation, an approximate $31,000 decrease in exploration fees for potential mining operations, an approximate $2,000 decrease in professional fees, an approximate $15,000 decrease in interest expense from our notes payable, an approximate $23,000 decrease in foreign exchange adjustments and an approximate $7,000 decrease in general administrative expenses from lower rent expense and other items.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2022  had cash of $446 and working capital deficit of $1,754,810. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended February 28, 2022 was $26,208, a $34,165 decrease from the $60,373 net cash outflow during the three months ended February 28, 2021 as a result of the Company’s decreased activity after the sales of Emperium in September 2021.

Financing Activities

Cash provided by financing activities during the three months ended February 28, 2022 was $-0-, a $46,921 decrease from $46,921 in cash provided by financing activities during the three months ended February 28, 2021 from related party promissory notes payable

We estimate that our operating expenses and working capital requirements for the 12 months ended February 28, 2023 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$180,000
Legal Fees	$10,000
Auditor Fees	$25,000
Total	$240,000

Of the $240,000 that we require for the next 12 months, we had $446 in cash as of February 28, 2022 and a working capital deficit of $1,754,810. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Item 1A. Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021 as filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of May 16, 2022, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of May 16, 2022, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of May 16, 2022, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of May 16, 2022, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of May 16, 2022, the shares have not been issued to the Company’s former COO.

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

CENTURY COBALT CORP.
(Registrant)

Dated: May 16, 2022	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

