Form 10-Q
period 2022-05-31
Century Cobalt Corp.
filed 2023-01-13
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2023, there were 104,361,576 shares of common stock outstanding.

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

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2022	November 30, 2021

Assets
Current assets:
Cash	$87,593	$26,654
Prepaid expenses	6,886	-
Total current assets	94,479	26,654

Other assets
Equity method investment	-	132,623
Total other assets	-	132,623

Total Assets	$94,479	$159,277

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$207,119	$178,567
Accounts payable - related parties	231,602	289,085
Accrued interest	220,563	192,484
Accrued interest - related parties	20,381	16,727
Due to related party	39,341	60,823
Notes payable - current portion, net of debt issue cost of $31,832 and $-0- as of May 31, 2022 and November 30, 2021, respectively	764,243	422,075
Notes payable to related parties	183,800	396,063
Convertible notes payable	127,260	134,280
Total current liabilities	1,794,309	1,690,104

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of May 31, 2022 and November 30, 2021	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 104,361,576 issued and outstanding as of May 31, 2022 and November 30, 2021	104,362	104,362
Additional paid-in capital	3,014,969	3,014,969
Common stock payable	100,130	97,960
Accumulated deficit	(4,919,291)	(4,748,118)
Total stockholders' equity (deficit)	(1,699,830)	(1,530,827)

Total Liabilities and Stockholders' equity (deficit)	$94,479	$159,277

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended			For the Six Months Ended
	May 31, 2022	May 31, 2021		May 31, 2022		May 31, 2021

Operating expenses:
Accounting and legal	$15,514		$13,715		$32,915		$32,627
Transfer agent and filing fees	3,013		2,976		4,442		4,674
Consulting	55,023		79,875		100,023		160,367
Exploration	-		58,273		-		89,010
General and administrative	11,162		10,742		14,398		21,393
Total operating expenses	84,712		165,581		151,778		308,071
Net operating income (loss)	(84,712)		(165,581)		(151,778)		(308,071)

Other income (expense):
Interest expense	(32,918)		(20,048)		(52,969)		(54,672)
Gain (loss) on foreign currency transactions	21,809		(9,622)		17,566		(14,552)
Gain from equity method investment	148,631		-		16,008		-
Total Other income (expense)	137,522		(29,670)		(19,395)		(69,224)

Net income (loss)	$52,810		$(195,251)		$(171,173)		$(377,295)

Basic income (loss) per share	$0.00		$(0.00)		$(0.00)		$(0.00)
Diluted income per share	$0.00	$	N/A	$	N/A	$	N/A

Weighted average number of common shares outstanding - basic and diluted	104,361,576		81,385,854		104,361,576		80,236,660
Weighted average number of common shares outstanding - diluted	107,274,489		N/A		N/A		N/A

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - Unaudited

	Common Stock		Preferred Stock
					Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

For the Six Months Ended May 31, 2021

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(3,870,933)	$(1,152,909)

Issuance of common stock to settle accounts payable	176,966	177	-	-	5,132	-	-	5,309
Issuance of common stock for stock subscription	3,086,855	3,087	-	-	102,329	(105,416)	-	-
Shares issued for services	4,750,000	4,750	-	-	191,775	(156,100)	-	40,425
Stock based compensation and settle accounts payable						8,335	-	8,335
Net loss							(377,295)	(377,295)

Balance at May 31, 2021	87,075,750	$87,076	-	$-	$2,569,620	$115,397	$(4,248,228)	$(1,476,135)

For the Three Months Ended May 31, 2021

Balance at February 28, 2021	79,061,929	$79,062	-	$-	$2,270,384	$373,693	$(4,052,977)	$(1,329,838)

Issuance of common stock to settle accounts payable	176,966	177	-	-	5,132	-	-	5,309
Issuance of common stock for stock subscription	3,086,855	3,087	-	-	102,329	(105,416)	-	-
Shares issued for services	4,750,000	4,750	-	-	191,775	(156,100)	-	40,425
Stock based compensation and settle accounts payable	-	-	-	-	-	3,220	-	3,220
Net loss	-	-	-	-	-	-	(195,251)	(195,251)

Balance at May 31, 2021	87,075,750	$87,076	-	$-	$2,569,620	$115,397	(4,248,228)	$(1,476,135)

For the Six Months Ended May 31, 2022

Balance at November 30, 2021	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,748,118)	$(1,530,827)

Stock based compensation	-	-	-	-	-	2,170	-	2,170
Net loss	-	-	-	-	-	-	(171,173)	(171,173)

Balance at May 31, 2022	104,361,576	$104,362	-	$-	$3,014,969	$100,130	$(4,919,291)	$(1,699,830)

For the Three Months Ended May 31, 2022

Balance at February 28, 2022	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,972,101)	$(1,754,810)

Stock based compensation	-	-	-	-	-	2,170	-	2,170
Net income	-	-	-	-	-	-	52,810	52,810

Balance at May 31, 2022	104,361,576	$104,362	-	$-	$3,014,969	$100,130	(4,919,291)	$(1,699,830)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	May 31, 2022	May 31, 2021

Cash flows from operating activities:
Net income (loss)	$(171,173)	$(377,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,170	46,510
Debt discount interest	-	8,114
Loss from equity method investment	(16,008)	-
Debt issue cost amortization	3,868	-
(Gain) Loss on foreign currency transactions	(17,566)	14,512
Changes in operating assets and liabilities:
Prepaid expenses	(6,886)	61,474
Accounts payable	21,434	15,972
Accounts payable expenses - related parties	(57,483)	43,898
Accrued expenses	39,235	29,119
Accrued expenses - related parties	4,401	17,439
Due to related parties	(21,482)	-
Net cash used in operating activities	(219,490)	(140,257)

Cash flows from investing activities:
Proceeds from sales of equity investment	148,631	-
Net cash used in investing activities	148,631	-

Cash flows from financing activities
Proceeds from notes payable	340,000	-
Proceeds from notes payable to related parties	-	122,704
Repayment of notes payable to related parties	(198,880)	-
Repayment of notes payable interest	(9,322)	-
Net cash provided by financing activities	131,798	122,704

Net increase (decrease) in cash	60,939	(17,553)
Cash - beginning of the year	26,654	19,482
Cash - end of the year	$87,593	$1,929

Supplemental disclosures:
Interest paid	$9,322	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Issuance of common stock to settle accounts payable	$-	$5,309
Issuance of common stock for stock subscription	$-	$105,416

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2022 and November 30, 2021, respectively, the Company had $87,593 and $26,654 of unrestricted cash to be used for future business operations.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company’s bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At May 31, 2022 and November 30, 2021, respectively, the Company’s prepaid balance was $6,886 and $-0- consisting of prepaid interest on a note payable.

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

Total stock-based compensation amounted to $2,170 and $43,645 for the three months ended May 31, 2022 and 2021, respectively, and $2,170 and $46,510 for the six months ended May 31, 2022 and 2021, respectively.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the six months ended May 31, 2022, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing all unfiled tax returns. All tax returns for the Company remain open for examination.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 2,888,000 additional shares issued by the Company. The Company’s convertible notes, and unissued shares are included from the computation of diluted earnings per share for the three months ended May 31, 2022 due to the reported net income.  The Company’s convertible notes, and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three months ended May 31, 2022 and 2021 and the nine months ended May 31, 2021.

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

Management believes recently no other issued accounting pronouncements will have an impact on the financial statements of the Company.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $4,919,291 as of May 31, 2022. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 4 - SALE OF EMPERIUM AND EQUITY METHOD INVESTMENT

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp (“Emperium”) and repay a related party receivable to Technology Minerals PLC (“TM PLC”), a related party. TM PLC became a UK public company during November 2021. During November 2021, the Company was issued 420,000,000 unregistered shares (0.001£ par value) of TM PLC common stock for the Company’s Emperium assets and 50,000,000 unregistered shares (0.001£ par value) of TM PLC common stock to repay the related party receivable for an aggregate of 470,000,000 shares of TM PLC stock. On November 30, 2021 the Company’s ownership interest in TM PLC was 38.8%. TM PLC was established as a holding company, which will own assets that focus on the circular economy, and on the security of the supply chain from metal discovery through to end-of-life use. The Company has accounted for its investment in TM PLC under the equity method of accounting since inception. Since TM PLC is a related party, the Company valued the investment at cost as follows:

Total
Emperium resource property	$248,000
Related party receivable	70,145
Total	$318,145

The $70,415 related party receivable was attorney fees paid by the Company on behalf of TM PLC during the nine months ended November 30, 2021.

On May 31, 2022, the Company’s ownership interest in TM PLC was 37.5%. The following table summarizes the results of operations of TM PLC for the three months ended May 31, 2022:

May 31, 2022
Net Loss of TM PLC	$1,126,577
Company equity loss from TM PLC	$422,121

During April and May 2022, the Company sold 4,375,000 shares of the TM PLC investment. The proceeds were $148,631 or $0.034 per share. At May 31, 2022, the Company owns 465,625,000 shares of TM PLC common stock. For the three and six months ended May 31, 2022, the Company reported income from the equity method and sale of shares of TM PLC stock of $148,631 and $16,008 in the accompanying statements of operations. Since the Company equity investment was reduced to $-0-, only $132,623 of the $422,121 loss from the TM PLC equity investment was posted in the accompanying statements of operations. The equity method investment was $-0- and $132,623 as of May 31, 2022 and November 30, 2021, respectively, in the accompanying consolidated balance sheets.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at May 31, 2022:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	2,245
January 9, 2017 (1)	9,000	8%	January 9, 2018	3,882
April 24, 2017 (1)	10,000	8%	April 24, 2018	4,083
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,773
September 18, 2017 (1)	6,000	8%	September 18, 2018	2,256
January 5, 2018 (1)	10,000	8%	January 5, 2019	3,522
April 17, 2018 (1)	30,000	8%	April 17, 2019	9,897
July 27, 2018 (1)	31,700	12%	July 27, 2019	14,632
August 15, 2018 (1)	108,000	12%	August 15, 2019	49,177
September 7, 2018 (1)	15,000	12%	July 31, 2020	6,717
September 12, 2018 (1)	20,500	12%	August 15, 2020	9,146
September 27, 2018 (1)	10,000	12%	July 31, 2020	4,411
October 10, 2018 (1)	42,000	12%	July 31, 2020	18,351
November 20, 2018 (1)	7,905	12%	July 31, 2020	3,348

November 20, 2018 (1)	7,970	12%	July 31, 2020	3,374
December 18, 2018 (1)	25,000	12%	July 31, 2020	10,356
January 24, 2019 (1)	42,000	12%	August 15, 2020	16,888
February 18, 2019 (1)	20,000	12%	February 18, 2020	7,878
March 6, 2019 (1)	10,000	12%	August 15, 2020	3,885
May 3, 2019 (1)	25,000	12%	July 31, 2020	9,238
July 1, 2019 (2)	31,500	10%	December 30, 2021	10,767
July 15, 2019 (2)	31,500	10%	December 30, 2021	10,646
July 31, 2019 (2)	31,500	10%	December 30, 2021	10,508
September 3, 2019 (2)	18,900	10%	December 30, 2021	6,129
October 8, 2019 (2)	10,080	10%	December 30, 2021	3,171
November 6, 2019 (2)	3,780	10%	December 30, 2021	1,160
July 10, 2020 (1) (5)	-	5%	June 18, 2021	1,169
September 2, 2020 (1)	12,600	5%	June 18, 2021	1,097
November 27, 2020 (1) (5)	-	5%	June 18, 2021	1,390
December 22, 2020 (1)	18,900	5%	June 18, 2021	1,362
January 12, 2021 (1) (5)	-	5%	June 18, 2021	1,692
March 5, 2021 (1)	31,500	5%	June 18, 2021	1,954
April 14, 2021 (1)	37,800	5%	June 18, 2021	2,138
November 16, 2021 (1)	63,000	5%	November 16, 2021	1,701
April 4, 2022 (6)	374,000	24%	March 30, 2023	-
Grand Total	1,107,135			240,944

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

Convertible notes payable:

(2)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654 and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $169,641 and $172,301 at May 31, 2022 and November 30, 2021, respectively.

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

12

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

As of May 31, 2022, the total loans - convertible amounted to $169,641 which includes $42,381 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $2,705 and $8,114 for the three and six months ended May 31, 2021, respectively.

 Notes payable:

(5)

During May 2022, the Company repaid the principal for three related related-party notes payable for $55,479. The repaid notes were dated July 10, 2020, November 27, 2020 and January 12, 2021. The unpaid accrued interest balance was $4,251 at May 31, 2022.

(6)

On March 30, 2022, the Company entered into a Loan Agreement with a third party for $340,000. The first drawdown was on April 4, 2022. The loan bears interest at 2% per month with a maturity date of March 30, 2023. The loan requires a $50,000 repayment of principal plus interest from 120 days and 240 days from the date of the first drawdown and the balance of principal and interest due must be repaid before 360 days of the first drawdown. As of May 31, 2022, there have been no repayments of principal. In addition, the Company transferred 12,878,787 shares of its investment in PLC common stock as collateral. The shares are held in the lender’s brokerage account.  The Loan required a loan arrangement fee of $34,000 added to the loan  principal balance and a $1,700 finder’s fee paid to an individual for an aggregate of $35,700. The $35,700 is consider debt issued cost and amortized over the term of the loan. For the three and six months ended May 31, 2022, the Company recorded interest expense on the debt issued costs of $3,868.

As of May 31, 2022, the Company paid $16,208 of interest on the loan. The interest paid on the loan exceeded the interest due under the loan at May 31, 2022 by $6,886, which was recorded as a prepaid expense in the accompanying consolidated balance sheet. The unpaid principal balance was $374,000 at May 31, 2022. The unpaid balance net of debt issues cost of $31,832 was $342,168 at May 31, 2022.

(7)

During April and May 2022, the Company repaid the principal and interest on five related related-party notes payable for $170,348. The repaid notes were dated June 8, 2021, June 17, 2021 June 29, 2021, September 20, 2021 and October 29, 2021 for $148,865. The Company inadvertently overpaid the related party loans by $21,483. The overpayment has not been repaid at May 31, 2022 and is netted against due to related party in the accompanying consolidated balance sheet.

Notes payable and convertible notes payable transactions during the six months ended May 31, 2022, consisted of the following:

Balance, November 30, 2021	$952,418
Borrowings	374,000
Less repayments	(198,879)
Less, foreign exchange adjustment	(20,404)
Less debt issue cost	(31,832)
Balance, May 31, 2022	$1,075,303

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2022	$701,303
Fiscal year ended November 30, 2023	374,000
Balance, May 31, 2022	$1,075,303

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2022, accounts payable and compensation owing to the Company’s CEO was $231,602 (November 30, 2021: $289,085).

As of May 31, 2022, the Company owed $60,823 to the Company’s CEO less a May 2022 $21,483 overpayment on related party notes payable for an aggregate of $39,341 (November 30, 2021: $60,823).

On May 31, 2022, notes payable owing to related parties was $183,800 (November 30, 2021: $396,063) and accrued interest owing to related parties was $20,381 (November 30, 2021: $16,727).

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

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The agreement terminated on June 1, 2021, thereafter, the Company’s CEO was compensated with $15,000 per month on a month-to-month basis. On August 4, 2021, the Company’s CEO was compensated with 5,000,000 unregistered shares of the common stock valued at $100,000 or $0.02 per share. The non-stock compensation amounted to $45,000 and $90,000 for the three and six months ended May 31, 2022 and 2021.

NOTE 7 - CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of May 31, 2022, no rights have been assigned to the preferred shares and the rights will be established upon issuance. The Company values noncash issuance of Company common stock to executives, consultants and others based on the closing market price on the date earned.

As at May 31, 2022, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of May 31, 2022, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. As of May 31, 2022, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or 0.0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. The 705,887 shares were issued to the consultant on August 11, 2021. As of May 31, 2022, the consultant earned an additional 59,179 shares valued at $1,715 or $0.0290 per share under the agreement.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of May 31, 2022, the shares have not been issued to the Company’s former COO.

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

As of May 31, 2022, the Company had 104,361,576 (November 30, 2021: 104,361,576) common shares issued and outstanding.

NOTE 8 - MATERIAL CONTRACTS

The Company renewed a twelve-month lease agreement for office space ending on June 30, 2021 for $770 per month and an aggregate of $9,240 over the term of the lease. The lease terminated on June 1, 2021 and was not renewed. The Company settled the unpaid balance for $6,000 which resulted in $3,447 reversal of rent expense. The rent expense recognized was $2,635 and $4,944 for three six months ended May 31, 2021.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminated on August 31, 2021 and was not renewed. The consultant was compensated with $4,000 a month beginning September 1, 2019. The consultant earned $12,000 and $24,000 for the three and six months ended May 31, 2021.

During May 2022, the Company signed a twelve-month operating lease for office space for $3,738 ($3,000 GBP) per month.  The company has recorded rent expense of $3,738 for the three and six months ended May 31, 2022 under the agreement.

NOTE 9 - SUBSEQUENT EVENTS

On December 15, 2022, the Company sold 700,000 shares of the TM PLC investment. The proceeds were $11,873 or $0.017 per share.

On January 10, 2023, the Company sold 1,300,000 shares of the TM PLC investment. The proceeds were $23,111 or $0.0178 per share.

The Company has evaluated all events occurring subsequently to these financial statements through January 13, 2023 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three months ended May 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 16, 2022, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party. Technology Minerals PLC become new UK public company during the three months ended August 31, 2021. The Company was issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock. The Company initially owned approximately 38.8% of the outstanding shares of Technology Minerals PLC.  At May 31, 2022, the owns approximately 37.5% of the outstanding shares of Technology Minerals PLC.

We are currently accessing the next steps our business.

Results of Operations

For the three months ended May 31, 2022 Compared to the three months ended May 31, 2021

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Net income (loss)

We had a net income of $52,810 for the three-month period ended May 31, 2022 which was $248,061 higher than the net loss of $195,251 for the three-month period ended May 31, 2021. The change in our net loss over the two periods are primarily a result of an approximate $149,000 income from our sale of 4,375,000 shares of our TM PLC investment, an approximate $25,000 decrease in consulting fees primarily from the lower common stock compensation, an approximate $58,000 decrease in exploration fees as we sold our mining claims in the fourth quarter of fiscal 2021 and an approximate $31,000 gain in foreign exchange adjustments, offset by an approximate $2,000 increase in professional fees and an approximate $13,000 increase in interest expense from our notes payable.

For the six months ended May 31, 2022 Compared to the six months ended May 31, 2021

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Net income (loss)

We had a net loss of $171,173 for the six-month period ended May 31, 2022 which was $206,122 lower than the net loss of $377,295 for the six-month period ended May 31, 2021. The change in our net loss over the two periods are primarily a result of an approximate $149,000 income from our sale of 4,375,000 shares of our TM PLC investment less an approximate $133,000 increase in loss from our equity method investment, an approximate $60,000 decrease in consulting fees primarily from the lower common stock compensation, an approximate $89,000 decrease in exploration fees as we sold our mining claims in the fourth quarter of fiscal 2021, an approximate $32,000 gain in foreign exchange adjustments, an approximate $2,000 decrease in interest expense from our notes payable and an approximate $7,000 decrease in general administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of May 31, 2022 had cash of $87,593 and working capital deficit of $1,699,830. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2022 was $219,490, a $79,233 increase from the $140,257 net cash outflow during the six months ended May 31, 2021, primarily a result of the Company’s paying amounts due our CEO.

Investing Activities

Net cash was provided by investing activities for the six months ended May 31, 2022 consisting of $148,631 from our sale of 4,375,000 shares of our TM PLC common stock investment.

Financing Activities

Cash provided by financing activities during the six months ended May 31, 2022 was $131,798, a $9,094 increase from $122,704 in cash provided by financing activities during the six months ended May 31, 2021 from related party promissory notes payable and a note payable less repayment of accrued interest on a note payable.

We estimate that our operating expenses and working capital requirements for the 12 months ended May 31, 2023 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$180,000
Legal Fees	$10,000
Auditor Fees	$25,000
Total	$240,000

Of the $240,000 that we require for the next 12 months, we had $87,593 in cash as of May 31, 2022 and a working capital deficit of $1,699,830. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financings and there is no assurance that we will be successful in completing any further financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of January 12, 2023, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 5. As of January 12, 2023, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or .0998 per share. As of January 12, 2023, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of January 12, 2023, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of January 12, 2023, the shares have not been issued to the Company’s former COO.

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

CENTURY COBALT CORP.
(Registrant)

Dated: January 13, 2023	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

