Form 10-Q
period 2022-08-31
Century Cobalt Corp.
filed 2023-06-13
CIK 1456802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 13, 2023, there were 104,361,576 shares of common stock outstanding.

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

CENTURY COBALT CORP.
CONSOLIDATED BALANCE SHEETS

	August 31, 2022	November 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,327	$26,654
Total current assets	6,327	26,654

Other assets
Equity method investment	-	132,623
Total other assets	-	132,623

Total Assets	$6,327	$159,277

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$200,707	$178,567
Accounts payable - related parties	239,434	289,085
Accrued interest	240,322	192,484
Accrued interest - related parties	21,922	16,727
Due to related party	39,341	60,823
Notes payable - current portion, net of debt discounts of $22,709 and $-0-
as of August 31, 2022 and November 30, 2021, respectively	773,366	422,075
Notes payable to related parties	171,086	396,063
Convertible notes payable	117,382	134,280
Total current liabilities	1,803,560	1,690,104

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of August 31, 2022 and November 30, 2021	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 104,361,576 issued and outstanding as of August 31, 2022 and November 30, 2021	104,362	104,362
Additional paid-in capital	3,014,969	3,014,969
Common stock payable	100,130	97,960
Accumulated deficit	(5,016,694)	(4,748,118)
Total stockholders' equity (deficit)	(1,797,233)	(1,530,827)

Total Liabilities and Stockholders' equity (deficit)	$6,327	$159,277

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Operating expenses:
Accounting and legal	$4,111	$16,026	$37,026	$48,653
Transfer agent and filing fees	1,015	5,267	5,457	9,942
Consulting	90,000	168,085	145,023	328,452
Exploration	-	46,733	-	135,743
General and administrative	20,062	1,925	34,461	23,316
Total operating expenses	115,188	238,036	221,967	546,106

Net operating income (loss)	(115,188)	(238,036)	(221,967)	(546,106)

Other income (expense):
Interest expense	(49,687)	(30,675)	(102,655)	(85,347)
Gain (loss) on foreign currency transactions	22,472	22,136	40,038	(27,540)
Gain from equity method investment	-	-	16,008	-
Total Other income (expense)	(27,215)	(8,539)	(46,609)	(112,887)

Net loss	$(142,403)	$(246,575)	$(268,576)	$(658,993)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	104,361,576	92,095,055	104,361,576	84,218,311

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - Unaudited

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficiency

For the Nine Months Ended August 31, 2021

Balance at November 30, 2020	79,061,929	$79,062	-	$-	$2,270,384	$368,578	$(3,835,810)	$(1,117,786)

Conversion of notes payable for common stock	11,079,939	11,080	-	-	321,318	-	-	332,398
Issuance of common stock to settle accounts payable	176,966	177	-	-	5,132	-	-	5,309
Issuance of common stock for stock subscription	3,086,855	3,087	-	-	102,329	(105,416)	-	-
Shares issued for services	10,955,887	10,956	-	-	315,806	(176,337)	-	150,425
Stock based compensation and settle accounts payable						9,420	-	9,420
Discount on shares issued for notes payable	-	-	-	-	68,815	-	-	68,815
Net loss							(658,993)	(658,993)

Balance at August 31, 2021	104,361,576	$104,362	-	$-	$3,083,784	$96,245	$(4,494,803)	$(1,210,412)

For the Three Months Ended August 31, 2021

Balance at May 31, 2021	87,075,750	$87,076	-	$-	$2,569,620	$115,397	(4,248,228)	$(1,476,135)

Conversion of notes payable for common stock	11,079,939	11,080	-	-	321,318	-	-	332,398
Shares issued for services	6,205,887	6,206	-	-	124,031	(20,237)	-	110,000
Stock based compensation and settle accounts payable	-	-	-	-	-	1,085	-	1,085
Discount on shares issued for notes payable	-	-	-	-	68,815	-	-	68,815
Net loss	-	-	-	-	-	-	(246,575)	(246,575)

Balance at August 31, 2021	104,361,576	$104,362	-	$-	$3,083,784	$96,245	(4,494,803)	$(1,210,412)

For the Nine Months Ended August 31, 2022

Balance at November 30, 2021	104,361,576	$104,362	-	$-	$3,014,969	$97,960	$(4,748,118)	$(1,530,827)

Stock based compensation	-	-	-	-	-	2,170	-	2,170
Net loss	-	-	-	-	-	-	(268,576)	(268,576)

Balance at August 31, 2022	104,361,576	$104,362	-	$-	$3,014,969	$100,130	$(5,016,694)	$(1,797,233)

For the Three Months Ended August 31, 2022

Balance at May 31, 2022	104,361,576	$104,362	-	$-	$3,014,969	$100,130	(4,874,291)	$(1,654,830)

Net loss	-	-	-	-	-	-	(142,403)	(142,403)

Balance at August 31, 2022	104,361,576	$104,362	-	$-	$3,014,969	$100,130	(5,016,694)	$(1,797,233)

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	August 31, 2022	August 31, 2021

Cash flows from operating activities:
Net income (loss)	$(268,576)	$(658,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,170	157,595
Debt discount interest	-	15,009
Loss from equity method investment	(16,008)	-
Debt issue cost amortization	12,991	-
(Gain) Loss on foreign currency transactions	(40,038)	27,540
Changes in operating assets and liabilities:
Prepaid expenses	-	92,213
Due from related parties		(8,801)
Accounts payable	10,164	78,528
Accounts payable expenses - related parties	(49,651)	54,425
Accrued expenses	76,983	42,340
Accrued expenses - related parties	7,216	28,000
Due to related parties	(21,482)	(60,823)
Net cash used in operating activities	(286,231)	(232,967)

Cash flows from investing activities:
Option to acquire land and a cannabis license in Zimbabwe	-	(68,815)
Proceeds from sales of equity investment	148,631	-
Net cash used in investing activities	148,631	(68,815)

Cash flows from financing activities
Proceeds from notes payable	340,000	-
Proceeds from notes payable to related parties	-	221,104
Proceeds from convertible notes payable	-	68,815
Repayment of notes payable to related parties	(198,880)	-
Repayment of notes payable interest	(23,847)	-
Net cash provided by financing activities	117,273	289,919

Net increase (decrease) in cash	(20,327)	(11,863)
Cash - beginning of the year	26,654	19,482
Cash - end of the year	$6,327	$7,619

Supplemental disclosures:
Interest paid	$23,847	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Discount on convertible notes payable	$-	$68,815
Issuance of common stock to settle accounts payable	$-	$5,309
Issuance of common stock for stock subscription	$-	$105,416
Conversion of notes payable and accrued interest to common stock	$-	$332,398

The accompanying notes are an integral part of these financial statements.

CENTURY COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiary Century Cobalt Limited (“CCL”), a United Kingdom public company. CCL was formed to hold the equity investment with Technology Metals, PLC, a related party. All intercompany balance between the Company and CCL are eliminated in consolidation. Also included within the accompanying consolidated financial statements are the Company’s unconsolidated equity investment with Technology Metals, PLC, a related party, which is accounted for under the equity method of accounting. See Note 4 – Sale of Emperium and Equity Method Investment for a further discussion.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2022 and November 30, 2021, respectively, the Company had $6,327 and $26,654 of unrestricted cash to be used for future business operations.

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The scope of Topic 718, Compensation-Stock Compensation, includes share-based payments issued to employees and non-employees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Total stock-based compensation amounted to $-0- and $111,085 for the three months ended August 31, 2022 and 2021, respectively, and $2,170 and $157,594 for the nine months ended August 31, 2022 and 2021, respectively.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the consolidated financial statements for the nine months ended August 31, 2022, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing all unfiled tax returns. All tax returns for the Company remain open for examination.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The convertible debt to common shares and unissued stock earned could potentially amount to approximately 2,760,306 additional shares issued by the Company. The Company’s convertible notes, and unissued shares are included from the computation of diluted earnings per share for the three months ended August 31, 2022 due to no reported net income in any period presented. The Company’s convertible notes, and unissued shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses for the three and nine months ended August 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in the entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Management believes recently no other issued accounting pronouncements will have an impact on the consolidated financial statements of the Company.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Century Cobalt Corp., Inc. will continue as a going concern. The Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional debt or capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $5,016,694 as of August 31, 2022. Management continues to seek funding from its shareholders and other qualified investors.

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

The $70,415 related party receivable was attorney fees paid by the Company on behalf of TM PLC during the year ended November 30, 2021.

On August 31, 2022, the Company’s ownership interest in TM PLC was 37.5%. The following table summarizes the results of operations of TM PLC for the nine months ended August 31, 2022:

August 31, 2022
Net Loss of TM PLC	$1,741,960
Company equity loss from TM PLC	$652,701

During April and May 2022, the Company sold 4,375,000 shares of the TM PLC investment. The proceeds were $148,631 or $0.034 per share. At August 31, 2022, the Company owns 465,625,000 shares of TM PLC common stock. For the three and nine months ended August 31, 2022, the Company reported income from the equity method and sale of shares of TM PLC stock of $-0- and  $16,008 in the accompanying consolidated statements of operations. Since the Company’s equity investment was reduced to $-0-, only $132,623 of the $652,701 loss from the TM PLC equity investment was posted in the accompanying consolidated statements of operations. The equity method investment was $-0- and $132,623 as of August 31, 2022 and November 30, 2021, respectively, in the accompanying consolidated balance sheets.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at August 31, 2022:

Date of Note	Principal Amount at Issuance ($)	Interest Rate	Maturity Date	Interest Accrued ($)
October 20, 2016 (1)	5,000	8%	October 20, 2017	2,346
January 9, 2017 (1)	9,000	8%	January 9, 2018	4,063
April 24, 2017 (1)	10,000	8%	April 24, 2018	4,285
June 19, 2017 (1)	7,000	8%	June 19, 2018	2,914
September 18, 2017 (1)	6,000	8%	September 18, 2018	2,377
January 5, 2018 (1)	10,000	8%	January 5, 2019	3,724
April 17, 2018 (1)	30,000	8%	April 17, 2019	10,502
July 27, 2018 (1)	31,700	12%	July 27, 2019	15,591
August 15, 2018 (1)	108,000	12%	August 15, 2019	52,444
September 7, 2018 (1)	15,000	12%	July 31, 2020	7,170
September 12, 2018 (1)	20,500	12%	August 15, 2020	9,766
September 27, 2018 (1)	10,000	12%	July 31, 2020	4,714
October 10, 2018 (1)	42,000	12%	July 31, 2020	19,621
November 20, 2018 (1)	7,905	12%	July 31, 2020	3,587
November 20, 2018 (1)	7,970	12%	July 31, 2020	3,615
December 18, 2018 (1)	25,000	12%	July 31, 2020	11,112
January 24, 2019 (1)	42,000	12%	August 15, 2020	18,158
February 18, 2019 (1)	20,000	12%	February 18, 2020	8,483
March 6, 2019 (1)	10,000	12%	August 15, 2020	4,188

May 3, 2019 (1)	25,000	12%	July 31, 2020	9,994
July 1, 2019 (2)	29,055	10%	December 30, 2021	10,663
July 15, 2019 (2)	29,055	10%	December 30, 2021	10,552
July 31, 2019 (2)	29,055	10%	December 30, 2021	10,425
September 3, 2019 (2)	17,433	10%	December 30, 2021	6,092
October 8, 2019 (2)	9,298	10%	December 30, 2021	3,160
November 6, 2019 (2)	3,487	10%	December 30, 2021	1,158
July 10, 2020 (1) (5)	-	5%	June 18, 2021	1,079
September 2, 2020 (1)	11,622	5%	June 18, 2021	1,159
November 27, 2020 (1) (5)	-	5%	June 18, 2021	1,282
December 22, 2020 (1)	17,433	5%	June 18, 2021	1,476
January 12, 2021 (1) (5)	-	5%	June 18, 2021	1,561
March 5, 2021 (1)	29,055	5%	June 18, 2021	2,169
April 14, 2021 (1)	34,866	5%	June 18, 2021	2,412
November 16, 2021 (1)	58,110	5%	November 16, 2021	2,302
April 4, 2022 (6)	374,000	24%	March 30, 2023	8,100
Grand Total	1,084,544			262,244

(1)	The Company is not compliant with the repayment terms of the notes payable. There are no penalties associated with notes past the due date.

Convertible notes payable:

(2)

On July 30, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($253,900) for funding working capital requirements. The promissory note has a maturity date of October 30, 2020, an interest rate of 10% and a conversion rate of $0.08 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw the loan in installments of £25,000 ($31,735) at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn six installments against the loan facility for an aggregate of $130,633. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,654 and was recorded as debt discount. The debt discount was amortized through the term of the note. On October 19, 2020, the maturity date of the promissory note was extended to December 30, 2021. The unpaid balance including accrued interest was $159,432 and $172,301 at August 31, 2022 and November 30, 2021, respectively.

(3)

On August 14, 2019, the Company entered into a convertible unsecured term loan facility of £200,000 ($241,220) for funding working capital requirements. The promissory note has a maturity date of April 16, 2021, an interest rate of 10% and a conversion rate of $0.03 per share. After maturity, the interest rate increases to 8% above the Bank of England Base Rate. In addition, a 5% facility fee is added to the loan. The Company may draw off the loan in installments at any time on or after the date of this agreement. During the year ended November 30, 2019, the Company has drawn two installments against the loan facility for an aggregate of $129,340. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $34,853 and was recorded as debt discount. The debt discount was amortized through the term of the note. During the three months ended May 31, 2020, the Company received a third installment for $2,050. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. During the three months ended August 31, 2020, the Company received a third installment for $130,646. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance was $-0-. On August 4, 2021, the holder converted $332,398 of principal and interest into 11,079,939 shares of the Company’s common stock at $0.03 per share to fully satisfy the convertible promissory note.

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

As of August 31, 2022, the total loans - convertible amounted to $159,432 which includes $42,050 of accrued interest. The conversion price of the note was fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note was not considered a derivative liability. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $-0- and $8,114 for the three and nine months ended August 31, 2021.

 Notes payable:

(5)

During May 2022, the Company repaid the principal for three related related-party notes payable for $55,479. The repaid notes were dated July 10, 2020, November 27, 2020 and January 12, 2021. The unpaid accrued interest balance was $3,922 at August 31, 2022.

(6)

On March 30, 2022, the Company entered into a Loan Agreement with a third party for $340,000. The first drawdown was on April 4, 2022. The loan bears interest at 2% per month with a maturity date of March 30, 2023. The loan requires a $50,000 repayment of principal plus interest from 120 days and 240 days from the date of the first drawdown and the balance of principal and interest due must be repaid before 360 days of the first drawdown. As of August 31, 2022, there have been no repayments of principal. In addition, the Company transferred 12,878,787 shares of its investment in PLC common stock as collateral. The shares are held in the lender’s brokerage account. The Loan required a loan arrangement fee of $34,000 added to the loan  principal balance and a $1,700 finder’s fee paid to an individual for an aggregate of $35,700. The $35,700 is considered debt issued cost and amortized over the term of the loan. For the three and nine months ended August 31, 2022, the Company recorded interest expense on the debt issued costs of $9,124 and $12,991, respectively.

As of August 31, 2022, the Company paid $23,847 of interest on the loan. The unpaid principal and interest balance was $382,100 at August 31, 2022. The unpaid principal balance net of debt issues cost of $22,709 was $351,291 at August 31, 2022.

(7)

During April and May 2022, the Company repaid the principal and interest on five related related-party notes payable for $170,348. The repaid notes were dated June 8, 2021, June 17, 2021 June 29, 2021, September 20, 2021 and October 29, 2021 for $148,865. The Company inadvertently overpaid the related party loans by $21,483. The overpayment has not been repaid at August 31, 2022 and is netted against due to related party in the accompanying consolidated balance sheet.

Notes payable and convertible notes payable transactions during the nine months ended August 31, 2022, consisted of the following:

Balance, November 30, 2021	$952,418
Borrowings	374,000
Less repayments	(198,879)
Less, foreign exchange adjustment	(42,996)
Less debt issue cost	(22,709)
Balance, August 31, 2022	$1,061,834

Notes payable and convertible notes payable transactions principal repayment schedule consisted of the following:

Fiscal year ended November 30, 2022	$710,543
Fiscal year ended November 30, 2023	374,000
Balance, August 31, 2022	$1,084,543

NOTE 6 - RELATED PARTY TRANSACTIONS

As of August 31, 2022, accounts payable and compensation owing to the Company’s CEO was $239,434 (November 30, 2021: $289,085).

As of August 31, 2022, the Company owed $60,823 to the Company’s CEO less a May 2022 $21,483 overpayment on related party notes payable for an aggregate of $39,341 (November 30, 2021: $60,823).

On August 31, 2022, notes payable owing to related parties was $171,086 (November 30, 2021: $396,063) and accrued interest owing to related parties was $21,922 (November 30, 2021: $16,727).

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

On September 17, 2018, the Company signed a three-year Consulting Agreement for the Company’s President. Effective June 1, 2018, the President is compensated $8,500 per month for an aggregate of $102,000 per year. Effective August 1, 2018, the President was compensated with 5,000,000 unregistered shares of the Company’s common stock valued at $200,000 or $0.04 per share. In addition, on August 1 of each year for this agreement, the President will be compensated with 1,000,000 unregistered shares of the Company’s common stock. On August 1, 2018, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $40,000 or $0.04 a share. On August 1, 2019, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $97,500 or $0.975 a share. Effective August 1, 2019, the President compensation was increased to $15,000 per month for an aggregate of $180,000 per year. On August 1, 2020, 1,000,000 unregistered shares of the Company’s common stock were earned by the Company’s President. The shares were valued at $18,600 or $0.0186 share. The agreement terminated on June 1, 2021, thereafter, the Company’s CEO was compensated with $15,000 per month on a month-to-month basis. On August 4, 2021, the Company’s CEO was compensated with 5,000,000 unregistered shares of the common stock valued at $100,000 or $0.02 per share. The non-stock compensation amounted to $45,000 and $135,000 for the three and nine months ended August 31, 2022 and 2021.

NOTE 7 - CAPITAL STOCK

The Company has 20,000,000 preferred shares authorized at a par value of $0.001 per share. As of August 31, 2022, no rights have been assigned to the preferred shares and the rights will be established upon issuance. The Company values noncash issuance of Company common stock to executives, consultants and others based on the closing market price on the date earned.

As at August 31, 2022, the Company has 3,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 1, 2018, the Company granted 1,000,000 unregistered common shares, at $0.04 per share, valued at $40,000, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the Company’s former Chief Operating Officer (COO). As of August 31, 2022, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. As of August 31, 2022, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or $0.0998 per share. The consultant has earned 202,546 shares valued at $6,773 or $0.0334 per share for the nine months ended August 31, 2021 and 503,341 shares valued at $13,465 or $0.0268 per share, for an aggregate of 705,887 shares valued at $20,237 or $0.0287 per share. 705,887 shares were issued to the consultant on August 11, 2021. As of August 31, 2022, the consultant earned an additional 104,270 shares valued at $3,885 or $0.0373 per share under the agreement.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. On March 18, 2021, the Company issued 1,000,000 unregistered shares of the Company’s common stock to the Company’s president.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the Company’s former Chief Operating Officer (COO). As of August 31, 2022, the shares have not been issued to the Company’s former COO.

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

As of August 31, 2022, the Company had 104,361,576 (November 30, 2021: 104,361,576) common shares issued and outstanding.

NOTE 8 - MATERIAL CONTRACTS

The Company renewed a twelve-month lease agreement for office space ending on June 30, 2021 for $770 per month and an aggregate of $9,240 over the term of the lease. The lease terminated on June 1, 2021 and was not renewed. The Company settled the unpaid balance for $6,000 which resulted in $3,447 reversal of rent expense. The rent expense recognized was ($3,447) and $1,496 for three and nine months ended August 31, 2021.

On September 14, 2019, the Company entered an agreement with a consultant as the Company’s Business Development Director including such other management advisory services as may be reasonably requested by the Company. The agreement terminated on August 31, 2021 and was not renewed. The consultant was compensated with $4,000 a month beginning September 1, 2019. The consultant earned $12,000 and $36,000 for the three and nine months ended August 31, 2021.

During May 2022, the Company signed a twelve-month operating lease for office space for $3,738 ($3,000 GBP) per month.  The company has recorded rent expenses of $10,831 and $14,569 for the three and nine months ended August 31, 2022 under the agreement.

NOTE 9 - SUBSEQUENT EVENTS

On December 15, 2022, the Company sold 700,000 shares of the TM PLC investment. The proceeds were $11,873 or $0.017 per share.

On January 10, 2023, the Company sold 1,300,000 shares of the TM PLC investment. The proceeds were $23,111 or $0.0178 per share.

The Company has evaluated all events occurring subsequently to these consolidated financial statements through June 13, 2023 and determined there were no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations for the three and nine months ended August 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 16, 2022, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Oriental Rainbow and Plateau Ventures LLC had entered into a purchase agreement dated September 4, 2017, wherein Oriental Rainbow had acquired from Plateau a 100% interest in the property, subject to certain subsequent payments and conditions. The claims comprising the property (649 claims) initially totaled approximately 12,980 acres, subject to an option under the purchase agreement for the acquisition of additional claims. Such an option had been exercised with additional claims acquired, resulting in a total of 695 claims comprising approximately 13,900 acres.

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

Century Cobalt’s acreage, known as the “Emperium Cobalt Project,” as noted above totals 12,980 Acres / 5,625 Hectares, making it larger than the combined land claims of the 5 largest publicly traded companies currently active in the Idaho Cobalt Belt. The project is located approximately 16 miles (26 km) southwest of Salmon, Idaho. As of March 2020, the Company’s land position has been reduced to 694 claims.

We have been exploring further options regarding the monetization of its Emperium Cobalt Project, which may include the sub-licensing or sale of the assets. Further to these efforts, on March 17, 2021, we signed an MOU and entered into discussions with UK-based Technology Minerals Limited (“Technology Minerals”) for Technology Minerals to acquire the Company’s entire interest (“the assets”) in the Emperium Cobalt Project.

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

On September 14, 2021, the Company signed a share purchase agreement to sell the assets of Emperium 1 Holdings Corp to Technology Minerals PLC, a related party. Technology Minerals PLC become new UK public company during the three months ending August 31, 2021. The Company was issued 420,000,000 unregistered shares (0.001£ par value) of Technology Minerals PLC common stock. The Company initially owned approximately 38.8% of the outstanding shares of Technology Minerals PLC.  At August 31, 2022, the owns approximately 37.5% of the outstanding shares of Technology Minerals PLC.

We are currently assessing the next steps for our business.

 Results of Operations

For the three months ended August 31, 2022 Compared to the three months ended August 31, 2021

Revenue

We have not earned any revenue since our inception, and we do not anticipate earning revenue in the upcoming quarter.

Net income (loss)

We had net losses of $97,403 and $246,575 for the three months ended August 31, 2022 and 2021, respectively. The decrease in net loss $149,172 was attributable to an approximate $123,000 decrease in consulting fees primarily from the lower common stock compensation, an approximate $47,000 decrease in exploration fees as we sold our mining claims in the fourth quarter of fiscal 2021, offset by an approximate $19,000 increase in interest expense from our notes payable and an approximate $2,000 increase in other expenses.

For the nine months ended August 31, 2022 Compared to the nine months ended August 31, 2021

Revenue

We have not earned any revenue since our inception, and we do not anticipate earning revenue in the upcoming quarter.

Net income (loss)

We had a net loss of $268,576 for the nine-month period ended August 31, 2022 which was $390,417 lower than the net loss of $658,993 for the nine-month period ended August 31, 2021. The change in our net loss over the two periods are primarily a result of an approximate $149,000 income from our sale of 4,375,000 shares of our TM PLC investment less an approximate $133,000 increase in loss from our equity method investment, an approximate $183,000 decrease in consulting fees primarily from the lower common stock compensation, an approximate $136,000 decrease in exploration fees as we sold our mining claims in the fourth quarter of fiscal 2021, an approximate $15,000 decrease in professional fees and an approximate $68,000 gain in foreign exchange adjustments, offset by an approximate $17,000 increase in interest expense from our notes payable and an approximate $11,000 increase in general administrative expenses.

Liquidity and Capital Resources

Our consolidated balance sheet as of August 31, 2022 had cash of $6,327 and working capital deficit of $1,797,233. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2022 was $300,756, a $67,789 increase from the $232,967 net cash outflow during the nine months ended August 31, 2021, primarily a result of the Company’s paying amounts due our CEO.

Investing Activities

Net cash was provided by investing activities for the nine months ended August 31, 2022 consisting of $148,631 from our sale of 4,375,000 shares of our TM PLC common stock investment. Net cash was used in investing activities for the nine months ended August 31, 2021 consisting of a $68,815 payment for an option to acquire land and a cannabis license in Zimbabwe.

Financing Activities

Cash provided by financing activities during the nine months ended August 31, 2022 was $117,273, a $172,646 decrease from $289,919 in cash provided by financing activities during the nine months ended August 31, 2021 from related party promissory notes payable and a note payable less repayment of accrued interest on a note payable.

We estimate that our operating expenses and working capital requirements for the 12 months ended August 31, 2023 to be as follows:

Estimated Net Expenditures During The Next Twelve Months

Expense	Cost

General and administrative expenses	$25,000
Management and administrative costs	$180,000
Legal Fees	$10,000
Auditor Fees	$25,000
Total	$240,000

Of the $240,000 that we require for the next 12 months, we had $6,327 in cash as of August 31, 2022 and a working capital deficit of $1,797,233. In order to improve our liquidity, we plan to pursue additional equity or debt financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further financing and there is no assurance that we will be successful in completing any further financing. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing stockholders. In addition, we will continue to sell shares from our investment in TM PLC stock for funding purposes. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

On February 1, 2019, the Company granted 250,000 at $0.147 per share, valued at $36,750, unregistered common shares pursuant to a consulting agreement for the former Company’s Chief Operating Officer (COO). As of June 13, 2023, the shares have not been issued to the former COO.

On April 1, 2019, the Company granted 163,132 at $0.1226 per share, valued at $20,000, unregistered common shares as per an option agreement to explore and evaluate the battery materials in South Dakota. See Note 7. As of June 13, 2023, the shares have not been issued to the individual.

On June 5, 2019, the Company entered into an agreement with a consultant to provide finance and accounting services to the Company. The Consultant is compensated with a combination of cash and unregistered shares of the Company’s common stock. In addition, the consultant was granted 50,000 shares of the Company’s common stock valued at $4,990 or $0.0998 per share. As of June 13, 2023, the consultant has earned an aggregate of 546,224 shares valued at $15,932 or $0.0292 per share. As of June 13, 2023, the shares have not been issued to the consultant.

On August 1, 2019, the Company granted 1,000,000 unregistered common shares, at $0.0975 per share, valued at $97,500, to the Company’s president pursuant to a consulting agreement for annual share compensation. The Shares were issued to the Company’s president on March 18, 2021.

On August 1, 2019, the Company granted 250,000 at $0.0975 per share, valued at $24,375, unregistered common shares for services to the Company for the former Company’s Chief Operating Officer (COO). As of June 13, 2023, the shares have not been issued to the Company’s former COO.

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

CENTURY COBALT CORP.
(Registrant)

Dated: June 13, 2023	By:	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

